Form 10-Q
period 1995-03-31
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1995-04-21
CIK 774214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 1-9019


                      UNION TEXAS PETROLEUM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                          76-0040040
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                              1330 POST OAK BLVD.
                             HOUSTON, TEXAS  77056
                             (Address of principal
                               executive offices
                                 and zip code)

                                 (713) 623-6544
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      X       No
     ---------      ---------

As of April 17, 1995, there were 87,680,494 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                         PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         1995              1994
                                                                                     ------------      --------------
                                         ASSETS                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .  $     13,630       $       8,389
     Accounts and notes receivable, less allowance for doubtful accounts  . . . . .        66,033              54,773
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,988              43,228
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . .        27,658              30,675
                                                                                     ------------       -------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       149,309             137,065
Equity investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111,713             114,505
Property, plant and equipment, at cost, less accumulated
     depreciation, depletion and amortization*  . . . . . . . . . . . . . . . . . .     1,295,251           1,286,278
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,683               6,786
                                                                                     ------------       -------------

          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,563,956       $   1,544,634
                                                                                     ============       =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt    . . . . . . . . . . . . . . . . . . . . .  $      2,292       $       2,292

     Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        71,326             106,032
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        80,696              89,281
     Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54,896              48,069
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .        33,205              41,862
                                                                                     ------------       -------------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       242,415             287,536
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       436,266             430,085
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       367,315             365,777
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115,047             111,737
                                                                                     ------------       -------------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,161,043           1,195,135
                                                                                     ------------       -------------

Stockholders' equity:
     Common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,391               4,391
     Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,748              19,889
     Cumulative foreign exchange translation adjustment and other   . . . . . . . .       (55,301)            (65,476)
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       437,102             394,806
     Common stock held in treasury, at cost:
          163,135 shares at March 31, 1995 and 221,565  shares at
          December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,027)             (4,111)
                                                                                     ------------       -------------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       402,913             349,499
                                                                                     ------------       -------------

          Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .  $  1,563,956       $   1,544,634
                                                                                     ============       =============

* The Company follows the successful efforts method of accounting for oil and gas activities.

   The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                    -------------------------------
                                                                                        1995               1994
                                                                                    ------------       ------------
Revenues:
    Sales and operating revenues  . . . . . . . . . . . . . . . . . . . . . . .     $    239,558       $    194,097
    Interest income and other revenues  . . . . . . . . . . . . . . . . . . . .              707                 93
    Net earnings of equity investee   . . . . . . . . . . . . . . . . . . . . .            5,408              6,787
                                                                                    ------------       ------------
                                                                                         245,673            200,977

Costs and other deductions:
    Product costs and operating expenses  . . . . . . . . . . . . . . . . . . .           79,177             64,053
    Exploration expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           15,550             12,884
    Depreciation, depletion and amortization  . . . . . . . . . . . . . . . . .           46,544             46,829
    Selling, general and administrative expenses  . . . . . . . . . . . . . . .            6,170              5,644
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,269              1,183
                                                                                    ------------       ------------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           92,963             70,384
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,286             43,769
                                                                                    ------------       ------------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     46,677       $     26,615
                                                                                    ============       ============

Earnings per share of common stock  . . . . . . . . . . . . . . . . . . . . . .     $        .53       $        .30
                                                                                    ============       ============

Dividends per share of common stock . . . . . . . . . . . . . . . . . . . . . .     $        .05       $        .05
                                                                                    ============       ============

Weighted average number of shares outstanding (000's)  . . . . . . . . . . . .            87,637             87,680
                                                                                    ============       ============


        The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                       1995                1994
                                                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   46,677          $  26,615
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .        46,544             46,829
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,982)              (973)
       Net income of equity investee  . . . . . . . . . . . . . . . . . . . . . .        (5,408)            (6,787)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (590)             1,050
                                                                                     ----------          ---------
           Net cash provided by operating activities before changes in other
             assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .        85,241             66,734

       Increase in accounts and notes receivable  . . . . . . . . . . . . . . . .       (10,861)            (7,689)
       (Increase) decrease  in inventories  . . . . . . . . . . . . . . . . . . .         1,679             (6,757)
       Decrease in prepaid expenses and other assets  . . . . . . . . . . . . . .         2,729             12,172
       Decrease in accounts payable and other liabilities   . . . . . . . . . . .       (19,727)            (3,402)
       Increase (decrease) in income taxes payable  . . . . . . . . . . . . . . .         1,809            (13,766)
                                                                                     ----------          ---------
           Net cash provided by operating activities  . . . . . . . . . . . . . .        60,870             47,292
                                                                                     ----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . . . . . . .       (27,102)           (36,714)
    Cash (required) provided by equity investee   . . . . . . . . . . . . . . . .         8,200             (6,690)
    Net cash required by sale of businesses   . . . . . . . . . . . . . . . . . .          (612)              (681)
                                                                                     ----------          ---------
       Net cash required by investing activities  . . . . . . . . . . . . . . . .       (19,514)           (44,085)
                                                                                     ----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of long-term notes   . . . . . . . . . . . . . . .       123,476
    Net payments from debt under the credit facilities  . . . . . . . . . . . . .      (118,819)
    Payment to settle long-term debt  . . . . . . . . . . . . . . . . . . . . . .                          (35,000)
    Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . .                              185
    Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,381)            (4,383)
    Proceeds from issuance of treasury stock  . . . . . . . . . . . . . . . . . .           364
    Net (payments) proceeds from short-term borrowings  . . . . . . . . . . . . .       (36,755)            28,550
                                                                                     ----------          ---------
       Net cash required by financing activities  . . . . . . . . . . . . . . . .       (36,115)           (10,648)
                                                                                     ----------          ---------

    Net increase (decrease) in cash and cash equivalents   . . . . . . . . . . .         5,241             (7,441)

    Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .         8,389             18,143
                                                                                     ----------          ---------

    Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .    $   13,630          $  10,702
                                                                                     ==========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)   . . . . . . . . . . . . . . . . . .    $    4,703          $     755
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        46,014             52,124

        The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. and its consolidated subsidiaries at March 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995.

NOTE 2 - RECENT DEVELOPMENTS - Since May 1994, the Company had an effective shelf registration statement on file with the Commission covering up to $200 million of its debt securities. In March 1995, the Company publicly issued $125 million principal amount of 8-3/8% Senior Notes due 2005 (the "8-3/8% Senior Notes") at an initial public offering price of 99.431%. In April 1995, the Company publicly issued $75 million principal amount of 8-1/2% Senior Notes due 2007 (the "8-1/2% Senior Notes" together with the 8-3/8% Senior Notes referred to as the "Senior Notes") at an initial public offering price of 99.658%. The net proceeds from the sale of the 8-3/8% Senior Notes and the 8-1/2% Senior Notes were approximately $123.3 million and $74.1 million, respectively (after deducting underwriting discount, commissions and offering expenses). The Company used such proceeds to reduce debt under the $350 million credit facility and its uncommitted and unsecured lines of credit. The Senior Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its credit facilities, its 8.25% Senior Notes due 1999 and senior in right of payment to all subordinated indebtedness of the Company. The Senior Notes are guaranteed by the subsidiaries of the Company that are also guarantors under the Company's credit facilities and outstanding $100 million principal amount of senior notes due 1999 and contain restrictive covenants similar to the Company's senior notes due 1999. The Senior Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest plus a make whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Senior Notes.

NOTE 3 - ACCOUNTING PRONOUNCEMENTS RECENTLY ISSUED - In March 1995, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which set forth the criteria for impairment of plant, property and equipment and other long-lived assets. Adoption of the Statement is required for years beginning after December 15, 1995. The Company is still reviewing the Statement; however, the Company believes its current policy on oil and gas asset impairment is consistent with this pronouncement and that the pronouncement will have no material impact on the Company.


NOTE 4 - CONTINGENCIES - The Company and its subsidiaries and related companies are named defendants in a number of lawsuits and named parties in numerous government proceedings arising in the ordinary course of business. While the outcome of contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three- month periods ended March 31, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 20, 1995 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of March 31, 1995 and the related consolidated statements of operations and of cash flows for the three-month periods ended March 31, 1995 and 1994. This financial information is the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of operations, of cash flows, and of stockholders' equity for the year then ended (not presented herein), and in our report dated January 25, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PRICE WATERHOUSE LLP

Houston, Texas
April 20, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1994 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1994

Net income for the three months ended March 31, 1995, was $47 million, or $.53 per share as compared to net income of $27 million, or $.30 per share reported
for the same period in 1994.   The current quarter was favorably impacted by
higher U.S. ethylene margins and sales volumes and higher international oil and gas prices partially offset by lower Indonesian LNG volumes.

Sales and operating revenues for the three months ended March 31, 1995, were $240 million, up from $194 million for the first quarter of 1994.
International revenues totaled $184 million as compared to $163 million for the first quarter of 1994. In the U.K., sales and operating revenues increased by $20 million due to higher crude prices and increased sales volumes. In Indonesia, sales were $1 million below 1994 as higher crude oil and LNG prices were offset by lower LNG volumes, attributable to the contracted cargo mix which resulted in a lower average participation interest in cargoes delivered for the quarter. It is not expected that these lower LNG volumes will be made
up during the remainder of 1995.   In Pakistan, sales were $2 million above
1994 primarily due to higher crude oil and natural gas prices.

Average prices received and volumes sold by the Company's major operations during the first quarter of 1995 and 1994, respectively, were as follows:

                                                        PRICES                                VOLUMES
                                                                                           (000S PER DAY)

                                                  1995           1994                   1995           1994
                                                  ----           ----                   ----           ----
Crude oil (barrels):
    U.K.                                         $16.34         $13.13                    37             35
    Pakistan                                      14.62          12.77                     5              4
    Indonesia                                     17.28          14.72                     6              7
Indonesian LNG (Mcf)                               3.07           2.72                   242            280
Pakistan natural gas (Mcf)                         1.30           1.11                    43             46
U.K. natural gas (Mcf)                             3.01           2.88                    44             41
U.S. ethylene (pounds)                              .28            .15                 1,338            904

Petrochemical revenues totaled $55 million as compared to $31 million in the first quarter of 1994, while operating profit was $19 million as compared to $1 million in the prior period. The increase was primarily due to higher ethylene sales prices which resulted in an increase in ethylene margins to 16 cents per pound in 1995 vs. 1 cent per pound in 1994 and due to higher volumes.

Exploration expenses increased by $3 million reflecting the Company's expanded 1995 exploration program. Interest expense increased by $4 million during the period due to higher levels of debt, primarily due to the funding of the Britannia acquisition during the fourth quarter of 1994 and higher interest rates. The effective tax rate decreased from the prior year due primarily to the increase in U.S. petrochemical income, which is taxed at lower rates.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $61 million in the first quarter of 1995, an increase of $14 million from the same period in the prior year. The improvement was primarily the result of improved ethylene margins and sales volumes and higher international oil and gas prices, partially offset by lower Indonesian LNG volumes.

Ethylene margins have averaged approximately 16 cents per pound in the first quarter of 1995. The Company cannot predict the duration of the recent favorable trends in the ethylene business. The ethylene business is cyclical and there can be no assurances that margins will remain at their current levels over the near term. The prices the Company receives for its ethylene are sensitive to many factors beyond the control of the Company, such as worldwide and U.S. demand for petrochemicals, inventory levels, feedstock costs and availability, plant utilization rates, plant operations and costs and competitive capacity expansion.

Capital resources: Capital expenditures for the first quarter of 1995 were $39 million including capitalized interest of $5 million. Capital expenditures for the first quarter of 1994 were $29 million including capitalized interest of $6 million. The current quarter increase was principally due to development costs for the Britannia field and increased exploration spending.

Financing activities: During 1994, the Company replaced its $650 million unsecured revolving credit facility with three unsecured credit facilities (the "Credit Facilities"). One of the Credit Facilities was a $100 million unsecured credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as agent, Bank of America National Trust and Savings Association ("Bank of America") and Union Bank of Switzerland, Houston Agency ("UBS"), as co-agents. This Credit Facility was a revolver that provided for conversion of amounts outstanding on September 15, 1995 to a one-year term loan maturing September 15, 1996. The Company has terminated this Credit Facility effective March 31, 1995 as a result of the issuance of the new senior notes discussed below. The Company's other two Credit Facilities are with NationsBank, as agent, Bank of America, and UBS, as co-agents, and certain other banks. One of these Credit Facilities is a $350 million revolver that reduces quarterly by $25 million beginning July 31, 1997 and has a final maturity of April 30, 1998. The other Credit Facility is a $200 million revolver that provides for conversion of outstanding amounts on April 30, 1995 to a one-year term loan maturing April 30, 1996. The Company has negotiated amendments to extend the maturities and certain terms on the latter two Credit Facilities, subject to execution of definitive agreements. Borrowings under the Credit Facilities are guaranteed by certain subsidiaries of the Company that also guarantee the Company's senior notes. The Credit Facilities contain restrictive covenants, including limitations on incurrence of additional indebtedness, asset sales and mergers or consolidations. The Credit Facilities restrict the amount of total indebtedness incurred by the Company and the restricted subsidiaries referred to in the Credit Facilities, which include the guarantors and certain other subsidiaries ("Restricted Subsidiaries"), to $750 million of senior indebtedness (including the aggregate $300 million principal amount of senior notes described below and amounts drawn under the Credit Facilities) and $100 million of subordinated indebtedness. Debt of unrestricted subsidiaries and nonrecourse debt on certain assets of the Company and its subsidiaries are not limited under the Credit Facilities, subject to certain conditions. The sum of the senior notes and the commitments under the Credit Facilities equals $850 million. As a result, the Company is currently unable to fully utilize the Commitments under the Credit Facilities. However, the Company is pursuing an amendment to the restriction on total indebtedness under the Credit Facilities. At March 31, 1995, $207 million was outstanding under the Credit Facilities bearing interest at a weighted average rate of 6.8% per annum, and approximately $250 million was available for additional borrowings under such existing Credit Facilities.

At March 31, 1995, $71 million was outstanding under the Company's uncommitted and unsecured lines of credit. These amounts outstanding bear interest at a weighted average rate of 6.9% per annum and are included in the total indebtedness restriction under the Company's Credit Facilities and reduce amounts available under the Company's Credit Facilities.

Since May 1994, the Company had an effective shelf registration statement on file with the Commission covering up to $200 million of its debt securities. In March 1995, the Company publicly issued $125 million principal amount of 8-3/8% Senior Notes due 2005 (the "8-3/8% Senior Notes") at an initial public offering price of 99.431%. In April 1995, the Company publicly issued $75 million principal amount of 8-1/2% Senior Notes due 2007 (the "8-1/2% Senior Notes" together with the 8-3/8% Senior Notes referred to as the "Senior Notes") at an initial public offering price of 99.658%. The net proceeds from the sale of the 8-3/8% Senior Notes and the 8-1/2% Senior Notes were approximately $123.3 million and $74.1 million, respectively (after deducting underwriting discount, commissions and offering expenses). The Company used such proceeds to reduce debt under the $350 million Credit Facility and its uncommitted and unsecured lines of credit. The Senior Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities, its 8.25% Senior Notes due 1999 and senior in right of payment to all subordinated indebtedness of the Company. The Senior Notes are guaranteed by the subsidiaries of the Company that are also guarantors under the Company's Credit Facilities and outstanding $100 million principal amount of senior notes due 1999 and contain restrictive covenants similar to the Company's senior notes due 1999. The Senior Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest plus a make whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Senior Notes.

On April 27, 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock and pursuant thereto, the Company had repurchased 307,500 shares as of December 31, 1994. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. No repurchases were made by the Company during the first quarter of 1995. As of March 31, 1995, 163,135 shares of common stock were held, at cost, as treasury shares.

Financial condition: In the first quarter of 1995, the Company declared and paid a dividend of approximately $4.4 million on its common stock. On April 13, 1995, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of April 28, 1995, payable on May 15, 1995.

In March 1995, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which set forth the criteria for impairment of plant, property and equipment and other long-lived assets. Adoption of the Statement is required for years beginning after December 15, 1995. The Company is still reviewing the Statement; however, the Company believes its current policy on oil and gas asset impairment is consistent with this pronouncement and that the pronouncement will have no material impact on the Company.

                                   FORM 10-Q
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company and its subsidiaries and related companies are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial statements of the Company. (See Item 3 in the Company's 1994 annual report on Form 10-K.)

ITEM 5 - OTHER INFORMATION

Eastern Indonesia. In April 1995, the Company entered into an agreement to transfer to Canadian Occidental Petroleum Ltd. ("CanOxy") a 26-2/3% working interest in two production sharing contracts covering acreage in the Maluku (Moluccas) Island group in the Banda Sea of Eastern Indonesia, subject to approval of Pertamina, the Indonesian national oil company. The Company will retain a 33-1/3% working interest in the two production sharing contracts. The Company also granted CanOxy an option until September 30, 1995, to acquire a 26-2/3% working interest in two remaining production sharing contracts covering acreage in the same area, which, if exercised, would reduce the Company's working interest in such production sharing contracts to 33-1/3%. Drilling of an initial exploration well is expected to commence in mid-1995.

Pakistan. In April 1995, the Company signed a concession agreement with the Government of Pakistan covering approximately 1.8 million acres in the Eastern Sindh block in the Sindh Province of southeastern Pakistan for which the Company was granted an exploration license in December 1994. The concession agreement and the exploration license provide the Company the right to explore for oil and gas, and upon a commercial discovery, the right to apply for a 20-year lease from the Pakistan government. The Company is the operator and has a 70% working interest in the concession and exploration license, which is subject to reduction if the Pakistan government elects to participate upon discovery of commercial production. The Company plans to conduct seismic activities in the Eastern Sindh concession area during late 1995.

Secondary Public Offering. Following a request by the KKR Partnerships, the Company has filed a registration statement for 10 million of their 33.3 million shares of the Company's common stock (the "Common Stock Offering"). All shares will be sold by the KKR Partnerships. The KKR Partnerships have granted the underwriters an option to purchase up to an additional 1.5 million shares to cover over-allotments, if any. The Company will not receive any proceeds from the Common Stock Offering. Pursuant to the terms of the registration rights agreement, the Company will pay the expenses of the Common Stock Offering estimated to be approximately $700 thousand.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
                          Exhibit No.        Description
                          -----------        -----------

                          10.1 Indenture dated as of March 15, 1995, among Union Texas Petroleum Holdings, Inc., the Guarantors named therein and The First
                                             National Bank of Chicago, as
                                             trustee (the "1995 Indenture").

                          10.2 Specimen Form of 8-3/8% Senior Note due March 15, 2005, issued by Union Texas Petroleum Holdings, Inc. pursuant to the 1995
                                             Indenture.

                          10.3 Specimen Form of 8.50% Senior Note due April 15, 2007, issued by Union Texas Petroleum Holdings, Inc. pursuant to the 1995
                                             Indenture.

                          15                 Independent Accountants' Awareness
                                             Letter.

                          27.1 Financial Data Schedule for the three-month period ended March 31, 1995.


      (b)   Reports on Form 8-K

            The Company filed the following reports on Form 8-K since the quarterly period ended December 31, 1994:

            The Company filed a Form 8-K dated January 20, 1995 to attach a press release announcing the Company's increased production for 1994 and higher year-end reserves.

            The Company filed a Form 8-K dated February 7, 1995 to attach press releases announcing fourth quarter and full year 1994 earnings, announcing its 1995 capital budget and announcing an acquisition in offshore Ireland blocks.

            The Company filed a Form 8-K dated February 22, 1995 to attach press releases announcing title change to Vice President and Chief Financial Officer, announcing the acquisition of interests in exploration programs in Italy and reporting three discoveries in Pakistan.

            The Company filed a Form 8-K dated March 16, 1995 to attach a form of underwriting agreement, a schedule showing the calculation of the ratio of earnings to fixed charges with respect to new debt securities and a press release announcing the pricing of the Company's offering of $125 million of the 8-3/8% Senior Notes due 2005 (the "8-3/8% Notes").

            The Company filed a Form 8-K dated March 17, 1995 to attach a schedule showing the calculation of the pro forma ratio of earnings to fixed charges with respect to the issuance of the 8-3/8% Notes.

            The Company filed a Form 8-K dated April 10, 1995 to attach a schedule showing the calculation of the pro forma ratio of earnings to fixed charges with respect to the issuance of $75 million of 8-1/2% Senior Notes due 2007 (the "8-1/2% Notes") and a press release announcing the pricing of the Company's offering of the 8-1/2% Notes.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  April 20, 1995                   By:      DONALD M. MCMULLAN
                                           ---------------------------------
                                                 Donald M. McMullan
                                            Vice President and Controller
                                              (Chief Accounting Officer
                                            and officer duly authorized to
                                           sign on behalf of the registrant)

                                 EXHIBIT INDEX




Exhibit
Number                         Description
- ------                         -----------
10.1                           Indenture dated as of March 15, 1995, among Union Texas Petroleum
                               Holdings, Inc., the Guarantors named therein and the First National
                               Bank of Chicago, as trustee (the "1995 Indenture") . . . . . . . . . . . . . .     E

10.2                           Specimen Form of 8-3/8% Senior Note due March 15, 2005, issued by
                               Union Texas Petroleum Holdings, Inc. pursuant to the 1995 Indenture  . . . . .     E

10.3                           Specimen Form of 8.50% Senior Note due April 15, 2007, issued by
                               Union Texas Petroleum Holdings, Inc. pursuant to the 1995 Indenture. . . . . .     E

15                             Independent Accountant's Awareness Letter  . . . . . . . . . . . . . . . . . .     E

27.1                           Financial Data Schedule for the three-month period ended
                               March 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     E