Form 10-Q
period 1995-06-30
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1995-07-27
CIK 774214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM _________ TO __________


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

                                 (713) 623-6544
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----

As of July 21, 1995, there were 87,756,733 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          1995               1994
                                                                                       ----------        ------------
                                         ASSETS                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   14,687          $    8,389
     Accounts and notes receivable, less allowance for doubtful accounts  . . . . .        73,262              54,773
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,252              43,228
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . .        45,437              30,675
                                                                                       ----------          ----------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       173,638             137,065
Equity investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       111,846             114,505
Property, plant and equipment, at cost, less accumulated
     depreciation, depletion and amortization*  . . . . . . . . . . . . . . . . . .     1,282,175           1,286,278
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,894               6,786
                                                                                       ----------          ----------

          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,577,553          $1,544,634
                                                                                       ==========          ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt    . . . . . . . . . . . . . . . . . . . . .    $    2,292          $    2,292
     Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        71,603             106,032
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        89,582              89,281
     Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54,779              48,069
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .        34,012              41,862
                                                                                       ----------          ----------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       252,268             287,536
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       430,362             430,085
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       363,032             365,777
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115,451             111,737
                                                                                       ----------          ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,161,113           1,195,135
                                                                                       ----------          ----------

Stockholders' equity:
     Common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,391               4,391
     Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,408              19,889
     Cumulative foreign exchange translation adjustment and other   . . . . . . . .       (59,108)            (65,476)
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       452,817             394,806
     Common stock held in treasury, at cost:
          57,550 shares at June 30, 1995 and 221,565  shares at
          December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,068)             (4,111)
                                                                                       ----------          ----------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       416,440             349,499
                                                                                       ----------          ----------

          Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .    $1,577,553          $1,544,634
                                                                                       ==========          ==========

* The Company follows the successful efforts method of accounting for oil and gas activities.

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  ------------------              ----------------
                                                                       JUNE 30,                       JUNE 30,
                                                                       --------                       --------

                                                                  1995           1994            1995          1994
                                                                  ----           ----            ----          ----
Revenues:
    Sales and operating revenues  . . . . . . . . . . . . .   $ 200,425      $  145,608       $ 439,982    $  339,705
    Interest income and other revenues  . . . . . . . . . .        (377)             30             330           123
    Net earnings of equity investee   . . . . . . . . . . .       5,533           3,392          10,941        10,179
                                                              ---------      ----------       ---------    ----------
                                                                205,581         149,030         451,253       350,007

Costs and other deductions:
    Product costs and operating expenses  . . . . . . . . .      74,386          69,892         153,563       133,945
    Exploration expenses  . . . . . . . . . . . . . . . . .      22,099          11,443          37,649        24,327
    Depreciation, depletion and amortization  . . . . . . .      38,102          28,213          84,647        75,042
    Selling, general and administrative expenses  . . . . .       6,111           6,260          12,281        11,904
    Interest expense  . . . . . . . . . . . . . . . . . . .       5,242           3,355          10,510         4,538
                                                              ---------      ----------       ---------    ----------
Income before income taxes  . . . . . . . . . . . . . . . .      59,641          29,867         152,603       100,251
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .      39,539          21,571          85,825        65,340
                                                              ---------      ----------       ---------    ----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .   $  20,102      $    8,296       $  66,778    $   34,911
                                                              =========      ==========       =========    ==========

Earnings per share of common stock  . . . . . . . . . . . .   $     .23      $      .09       $     .76    $      .40
                                                              =========      ==========       =========    ==========

Dividends per share of common stock . . . . . . . . . . . .   $     .05      $      .05       $     .10    $      .10
                                                              =========      ==========       =========    ==========

Weighted average number of shares outstanding (000s)  . . .      87,735          87,711          87,687        87,696
                                                              =========      ==========       =========    ==========



    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------
                                                                                            1995                1994
                                                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    66,778           $  34,911
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .           84,647              75,042
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,192)                685
       Net income of equity investee  . . . . . . . . . . . . . . . . . . . . . .          (10,941)            (10,179)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,566               2,260
                                                                                       -----------           ---------
           Net cash provided by operating activities before changes in other
             assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .          138,858             102,719

       Increase in accounts and notes receivable  . . . . . . . . . . . . . . . .          (18,431)            (14,129)
       (Increase) decrease in inventories   . . . . . . . . . . . . . . . . . . .            3,226              (4,100)
       Increase in prepaid expenses and other assets  . . . . . . . . . . . . . .          (16,281)             (2,250)
       Increase (decrease) in accounts payable and other liabilities  . . . . . .           (8,711)              7,616
       Increase (decrease) in income taxes payable  . . . . . . . . . . . . . . .            2,202             (30,007)
                                                                                       -----------           ---------
           Net cash provided by operating activities  . . . . . . . . . . . . . .          100,863              59,849
                                                                                       -----------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . . . . . . .          (60,788)            (63,790)
    Cash provided (required) by equity investee   . . . . . . . . . . . . . . . .           13,600              (6,950)
    Net cash required by sale of businesses   . . . . . . . . . . . . . . . . . .             (772)             (1,091)
                                                                                       -----------           ---------
       Net cash required by investing activities  . . . . . . . . . . . . . . . .          (47,960)            (71,831)
                                                                                       -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of long-term notes   . . . . . . . . . . . . . . .          197,713
    Payments to settle long-term debt   . . . . . . . . . . . . . . . . . . . . .                              (36,146)
    Net payments under credit facilities  . . . . . . . . . . . . . . . . . . . .         (201,353)            (20,000)
    Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (8,767)             (8,770)
    Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . .                                  311
    Proceeds from issuance of treasury stock  . . . . . . . . . . . . . . . . . .            1,407
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . .                               (2,779)
    Net (payments) proceeds from short-term borrowings  . . . . . . . . . . . . .          (35,605)             70,434
                                                                                       -----------           ---------
       Net cash (required) provided by financing activities   . . . . . . . . . .          (46,605)              3,050
                                                                                       -----------           ---------
    Net increase (decrease)  in cash and cash equivalents   . . . . . . . . . . .            6,298              (8,932)
    Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .            8,389              18,143
                                                                                       -----------           ---------

    Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .      $    14,687           $   9,211
                                                                                       ===========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)   . . . . . . . . . . . . . . . . . .      $    11,906           $   5,645
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           87,197              87,738

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. and its consolidated subsidiaries at June 30, 1995, and the results of operations and cash flows for the three and six months ended June 30, 1995 and 1994. The results of operations for the six months ended June 30, 1995, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995. Certain prior period amounts have been reclassified for comparative purposes.

NOTE 2 - ALBA ACQUISITION - On July 18, 1995, the Company, through its subsidiary, Union Texas Petroleum Limited ("UTPL"), acquired from Oryx UK Energy Company ("Oryx") their 15.5% working interest in Block 16/26 in the central United Kingdom North Sea, which includes the Alba field. UTPL paid Oryx approximately $270 million for the interest. The effective date of the transaction was July 1, 1995.

NOTE 3 - SECONDARY PUBLIC OFFERING - In May 1995, pursuant to a secondary public offering registered by the Company under the Securities Act of 1933 as amended, 11.5 million shares of the 33.3 million shares of the Company's common stock owned by partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR") were sold in the open market. The Company did not receive any proceeds from the offering.

NOTE 4 - CREDIT FACILITIES - The Company currently has three unsecured bank credit facilities (the "Credit Facilities"). One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on April 15, 1996 to a one-year term loan maturing April 15, 1997. Another Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning July 31, 1998, with a final maturity of April 30, 1999. In June 1995, the Company entered into a $100 million revolver that provides for conversion of amounts outstanding on June 15, 1996 to a one-year term loan maturing June 15, 1997. In addition to such Credit Facilities, the Company has the ability to obtain short-term borrowings on uncommitted and unsecured lines of credit established with several banks.

In May 1995, the Company's indirect subsidiary, Union Texas Britannia Limited, which is a wholly owned subsidiary of Union Texas Petroleum Limited, entered into a 150 million pounds sterling secured financing. The financing will be used to fund the Company's share of the cost of developing the Britannia field to production.

NOTE 5 - DEBT OFFERINGS - In March 1995, the Company publicly issued $125 million principal amount of 8-3/8% Senior Notes due 2005 (the "8-3/8% Senior Notes") at an initial public offering price of 99.431%. In April 1995, the Company publicly issued $75 million principal amount of 8-1/2% Senior Notes due 2007 (the "8-1/2% Senior Notes") at an initial public offering price of 99.658%. The net proceeds from the sale of the 8-3/8% Senior Notes and the 8-1/2% Senior Notes were approximately $123.5 million and $74.2 million, respectively (after deducting underwriting discount, commissions and offering expenses). The Company used such proceeds to reduce debt under its existing credit facility and its uncommitted and unsecured lines of credit.

NOTE 6 - ACCOUNTING PRONOUNCEMENTS RECENTLY ISSUED - In March 1995, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which set forth the criteria for impairment of plant, property and equipment and other long-lived assets. Adoption of the Statement is required for years beginning after December 15, 1995. The Company is still reviewing the Statement; however, the Company believes its current policy on oil and gas asset impairment is consistent with this pronouncement and that the pronouncement will have no material impact on the Company.

NOTE 7 - CONTINGENCIES - The Company and its subsidiaries and related companies are named defendants in a number of lawsuits and named parties in numerous government proceedings arising in the ordinary course of business. While the outcome of contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three and six month periods ended June 30, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 25, 1995 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of June 30, 1995 and the related consolidated statements of operations for the three and six month periods ended June 30, 1995 and 1994 and of cash flows for the six month periods ended June 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

Houston, Texas
July 25, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1994 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1994

Net income for the three months ended June 30, 1995, was $20 million, or $.23 per share as compared to net income of $8 million, or $.09 per share reported for the same period in 1994. The current quarter was favorably impacted by higher U.S. ethylene margins and sales volumes, higher oil and gas prices, higher volumes in the U.K. and higher Indonesian LNG volumes, partially offset by higher exploration expenses.

Sales and operating revenues for the three months ended June 30, 1995, were $200 million, up from $146 million for the second quarter of 1994. International revenues totaled $145 million as compared to $109 million for the second quarter of 1994. In the U.K., sales and operating revenues increased by $15 million due to higher prices and increased sales volumes. In Indonesia, sales increased $19 million due to higher LNG volumes and sales prices for LNG and crude oil. In Pakistan, sales were $3 million above 1994 primarily due to higher prices and higher crude oil volumes.

Average prices received and volumes sold by the Company's major operations during the second quarter of 1995 and 1994, respectively, were as follows:

                                                        PRICES                                VOLUMES
                                                                                           (000S PER DAY)

                                                  1995           1994                   1995           1994
                                                  ----           ----                   ----           ----
Crude oil (barrels):
    U.K.                                         $17.79         $14.74                    29             26
    Pakistan                                      14.90          13.41                     6              5
    Indonesia                                     17.85          15.33                     6              6
Indonesian LNG (Mcf)                               3.19           2.68                   202            170
Pakistan natural gas (Mcf)                         1.30           1.10                    45             47
U.K. natural gas (Mcf)                             2.85           1.65                    24              7
U.S. ethylene (pounds)                              .28            .17                 1,298          1,247

Petrochemical revenues totaled $55 million as compared to $36 million in the second quarter of 1994, while operating profit was $19 million as compared to $3 million in the prior period. The increase was primarily due to higher ethylene sales prices, which resulted in an increase in ethylene margins to 16 cents per pound in 1995 vs. 3 cents per pound in 1994. Higher ethylene sales volumes also contributed to the increased operating profit.

Exploration expenses increased by $11 million primarily due to drilling expenditures in Argentina and Ireland. Interest expense increased by $2 million during the period due to higher levels of debt and higher interest rates. The effective tax rate decreased from the prior year due primarily to the increase in U.S. petrochemical income, which is taxed at lower rates, partially offset by higher new venture exploration expenses, most of which generate no tax benefits.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

Net income for the six months ended June 30, 1995, was $67 million, or $.76 per share as compared to net income of $35 million, or $.40 per share reported for the same period in 1994. The current period was favorably impacted by higher U.S. ethylene margins and sales volumes and higher oil and gas prices, partially offset by higher exploration expenses and lower Indonesian volumes.

Sales and operating revenues for the six months ended June 30, 1995, were $440 million, up from $340 million in the prior year. International revenues totaled $329 million as compared to $272 million for the first six months of 1994. In the U.K., sales and operating revenues increased by $34 million due to higher prices and increased sales volumes. In Indonesia, sales increased $18 million as compared to 1994 due to higher crude oil and LNG prices, which were partially offset by lower volumes. Lower LNG volumes are attributable to a lower average participation interest in cargoes delivered for the period and it is anticipated that LNG sales volumes for the remainder of 1995 will continue to be lower as compared to 1994. In Pakistan, sales were $5 million above 1994 primarily due to higher prices and higher crude oil volumes.

Average prices received and volumes sold by the Company's major operations during the first six months of 1995 and 1994, respectively, were as follows:

                                                        PRICES                                VOLUMES
                                                                                           (000S PER DAY)

                                                  1995           1994                   1995           1994
                                                  ----           ----                   ----           ----
Crude oil (barrels):
    U.K.                                         $16.98         $13.83                    33             30
    Pakistan                                      14.77          13.10                     6              4
    Indonesia                                     17.56          15.01                     6              7
Indonesian LNG (Mcf)                               3.13           2.70                   222            225
Pakistan natural gas (Mcf)                         1.30           1.10                    44             46
U.K. natural gas (Mcf)                             2.96           2.71                    34             23
U.S. ethylene (pounds)                              .28            .16                 1,318          1,077

Petrochemical revenues totaled $110 million as compared to $68 million in the first half of 1994, while operating profit was $38 million as compared to $3 million in the prior period. The increase was primarily due to higher ethylene sales prices, which resulted in an increase in ethylene margins to 16 cents per pound in 1995 vs. 2 cents per pound in 1994, and due to higher volumes.

Exploration expenses increased by $13 million primarily due to drilling expenditures in Argentina and Ireland. Interest expense increased by $6 million during the period due to higher levels of debt and to higher interest rates. The effective tax rate decreased from the prior year due primarily to the increase in U.S. petrochemical income, which is taxed at lower rates, partially offset by higher new venture exploration expenses, most of which generate no tax benefits.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $101 million in the first six months of 1995, an increase of $41 million from the same period in the prior year. The increase was primarily the result of improved ethylene margins and sales volumes and higher international oil and gas prices, partially offset by lower Indonesian volumes.

Ethylene margins have averaged approximately 16 cents per pound in the first half of 1995. The Company cannot predict the duration of the favorable trends in the ethylene business. The ethylene business is cyclical and there can be no assurances that margins will remain at their current levels over the near term. The prices the Company receives for its ethylene are sensitive to many factors beyond the control of the Company, such as worldwide and U.S. demand for petrochemicals, inventory levels, feedstock costs and availability, plant utilization rates, plant operations and costs and competitive capacity expansion.

Capital resources: Capital expenditures for the first half of 1995 were $90 million including capitalized interest of $11 million. Capital expenditures for the first half of 1994 were $64 million including capitalized interest of $9 million. The increase is principally due to development costs for the Britannia field and increased exploration spending.

On July 18, 1995, the Company, through its subsidiary, Union Texas Petroleum Limited ("UTPL"), acquired from Oryx UK Energy Company ("Oryx") their 15.5% working interest in Block 16/26 in the central United Kingdom North Sea, which includes the Alba field. UTPL paid Oryx approximately $270 million for the interest. The effective date of the transaction was July 1, 1995. The Company funded the acquisition under its bank credit facilities and its uncommitted and unsecured lines of credit. As a result of the acquisition, the Company expects to record approximately 45 million barrels of oil as proved reserves. The Alba field commenced production in January 1994. The Company expects to spend about $25 million to $30 million net over the next five years for future development expenditures. The Alba field is operated by Chevron U.K. Ltd.

The Company's plans in the near term are to focus on integrating the interests in Alba as well as the undeveloped Britannia field acquired in late 1994 into its existing North Sea program while utilizing any excess cash flow for the reduction of debt. The Company will also continue to emphasize developing its core holdings and conducting an active exploration program as well as controlling costs.

Financing activities: The Company has three unsecured credit facilities (the "Credit Facilities"). One of the Credit Facilities is a $100 million unsecured credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as agent, Bank of America National Trust and Savings Association ("Bank of America") and Union Bank of Switzerland, Houston Agency ("UBS"), as co-agents, and certain other banks, that provides for conversion of amounts outstanding on April 15, 1996 to a one-year term loan maturing April 15, 1997. This Credit Facility replaced a prior $200 million revolver. Another Credit Facility is with NationsBank, as agent, Bank of America and UBS, as co-agents, and certain other banks. Initially this Credit Facility was a $350 million revolver that in April 1995 was amended to increase the amount of the facility to $450 million and to provide that the amount of the facility would reduce quarterly by $35 million beginning July 31, 1998, with a final maturity of April 30, 1999. The $450 million revolver allows the Company to obtain up to $300 million of availability thereunder in U.S. dollar loans that bear interest at a rate determined in a competitive bid process. Loans under the $450 million revolver may be made in both pounds sterling and U.S. dollars at the option of the Company. In June 1995, the Company executed an amendment to eliminate the total indebtedness restriction under such two Credit Facilities, which was a $775 million limitation. In June 1995, the Company entered into an additional $100 million unsecured credit agreement with NationsBank, as agent, and Bank of America and UBS, as co-agents. This Credit Facility is a revolver that provides for conversion of amounts outstanding on June 15, 1996 to a one-year term loan maturing June 15, 1997. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins, subject to increase in certain events. Borrowings under the Credit Facilities are guaranteed by certain subsidiaries of the Company that also guarantee the Company's senior notes. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of a certain level of stockholders' equity. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases, provided that such level of minimum stockholders' equity is maintained and the Company complies with the other covenants in the Credit Facilities. Based on current conditions, the Company expects to pay dividends without restriction under the Credit Facilities. At June 30, 1995, $116 million was outstanding under the Credit Facilities bearing interest at a weighted average rate of 6.8% per annum.

At June 30, 1995, $72 million was outstanding under the Company's uncommitted and unsecured lines of credit. These amounts outstanding bear interest at a weighted average rate of 7.2% per annum and do not reduce amounts available under the Company's Credit Facilities.

In May 1995, the Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), which is a wholly owned subsidiary of UTPL, entered into a 150 million pounds sterling secured financing from Chemical Bank, NationsBank N.A. (Carolinas), National Westminster Bank plc and certain other banks. The financing will be used to fund the Company's share of the cost of developing the Britannia field to production (including interest and other financing costs incurred prior to completion and potential cost overruns), and any remaining availability after completion may, subject to certain coverage ratios being met, be used for UTBL's general corporate purposes. Except for certain support by UTPL related to any potential cost overruns in excess of the facility amount (limited to 30 million pounds sterling), insurance, tax benefits and administrative services, the lenders' recourse will be limited to the Britannia field project assets and is nonrecourse to the Company. The financing has a final maturity in September 2005. At June 30, 1995, 7 million pounds sterling ($11 million) was outstanding under UTBL's financing.

In May 1995, pursuant to a secondary public offering registered by the Company under the Securities Act of 1933 as amended, 11.5 million shares of the 33.3 million shares of the Company's common stock owned by partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR") were sold in the open market. The Company did not receive any proceeds from the offering.

In March 1995, the Company publicly issued $125 million principal amount of 8-3/8% Senior Notes due 2005 (the "8-3/8% Senior Notes") at an initial public offering price of 99.431%. In April 1995, the Company publicly issued $75 million principal amount of 8-1/2% Senior Notes due 2007 (the "8-1/2% Senior Notes") at an initial public offering price of 99.658%. The net proceeds from the sale of the 8-3/8% Senior Notes and the 8-1/2% Senior Notes were approximately $123.5 million and $74.2 million, respectively (after deducting underwriting discount, commissions and offering expenses). The Company used such proceeds to reduce debt under its existing credit facility and its uncommitted and unsecured lines of credit. The Company's $100 million principal amount of 8.25% Senior Notes due 1999 ("the 8.25% Senior Notes) together with the 8-1/2% Senior Notes and the 8-3/8% Senior Notes are referred to herein as the "Senior Notes." The Senior Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities, and senior in right of payment to subordinated indebtedness, if any, of the Company. The Senior Notes are guaranteed by the subsidiaries of the Company that are also guarantors under the Company's Credit Facilities and the two recent issuances contain restrictive covenants similar to the Company's 8.25% Senior Notes. The Senior Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest plus a make whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Senior Notes.

In addition, at the 1995 Annual Meeting of Stockholders held May 10, 1995, the Company's stockholders approved the authorization of a new class of 15 million shares of preferred stock. The new preferred stock provides the Company additional financing flexibility to issue from time to time this form of equity based on current market conditions.

On April 27, 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock and pursuant thereto, the Company had repurchased 307,500 shares as of December 31, 1994. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. No repurchases were made by the Company during the first half of 1995. As of June 30, 1995, 57,550 shares of common stock were held, at cost, as treasury shares.

Financial condition: In the second quarter of 1995, the Company declared and paid a dividend of approximately $4.4 million on its common stock. On July 19, 1995, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of July 31, 1995, payable on August 15, 1995.

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

                                   FORM 10-Q
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company and its subsidiaries and related companies are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company. (See Item 3 in the Company's 1994 annual report on Form 10-K.)

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 1995, the 1995 Annual Meeting of Stockholders of the Company was held. The following persons were elected as proposed in the proxy solicitation issued pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified: A. Clark Johnson, Stanley P. Porter, Henry R. Kravis, George R. Roberts, Michael W. Michelson, Saul A. Fox, Sellers Stough, Richard R. Shinn, James H. Greene, Jr., Edward A. Gilhuly and Glenn A. Cox. Stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1995. The stockholders also approved the amendment to the Company's Restated Certificate of Incorporation to provide for a new class of preferred stock, the 1994 Incentive Plan and the amendment to the 1992 Stock Option Plan.

There were 79,914,814 shares voted for the election of directors with 332,872 withholding votes and no abstentions or broker non-votes. Results by nominated director were:

                                                   VOTED                    AUTHORITY
                                                    FOR                      WITHHELD
A. Clark Johnson                                 79,150,234                 1,097,452
Stanley P. Porter                                79,860,163                   387,523
Henry R. Kravis                                  76,718,269                 3,529,417
George R. Roberts                                76,723,688                 3,523,998
Michael W. Michelson                             79,127,436                 1,120,250
Saul A. Fox                                      77,069,033                 3,178,653
Sellers Stough                                   79,864,090                   383,596
Richard R. Shinn                                 79,855,690                   391,996
James H. Greene, Jr.                             79,129,826                 1,117,860
Edward A. Gilhuly                                79,126,826                 1,120,860
Glenn A. Cox                                     79,893,331                   354,355

There were 80,087,552 shares voted for the ratification of the appointment of Price Waterhouse LLP as the Company's independent public accountants, with 28,355 shares voted against, 131,779 abstentions and no broker non-votes.

There were 71,869,719 shares voted for the approval of the proposed amendment to the Restated Certificate of Incorporation of the Company relating to preferred stock, with 4,786,269 shares voted against, 359,807 abstentions and 3,231,891 broker non-votes.

There were 74,189,858 shares voted for the approval of the 1994 Incentive Plan, with 5,669,005 shares voted against, 388,823 abstentions and no broker non-votes.

There were 75,254,028 shares voted for the approval of the proposed amendment to the 1992 Stock Option Plan, with 4,600,586 shares voted against, 393,072 abstentions and no broker non-votes.

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
                    Exhibit No.     Description
                    -----------     -----------
                    10.1            Third Amendment Agreement dated as of April
                                    24, 1995, to the Amended and Restated
                                    Credit Agreement dated as of May 13, 1994, as amended, among Union Texas Petroleum
                                    Holdings, Inc., the Banks and Co-Agents
                                    listed therein and NationsBank of Texas, N.A., as Agent.

                    10.2 Second Amendment to Amended and Restated Subsidiary Guaranty Agreement dated as of April 24, 1995, among Union Texas Petroleum Energy Corporation, Union Texas Products Corporation, Union Texas East Kalimantan Limited, Union Texas International Corporation and Unistar, Inc., and NationsBank of Texas, N.A., as Agent.

                    10.3 $100,000,000 Credit Agreement dated as of April 24, 1995, among Union Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

                    10.4 Subsidiary Guaranty Agreement dated as of April 24, 1995, among Union Texas Petroleum Energy Corporation, Union Texas Products Corporation, Union Texas East Kalimantan Limited, Union Texas International Corporation and Unistar, Inc., and NationsBank of Texas, N.A., as Agent.

                    10.5 Fourth Amendment Agreement dated as of June 16, 1995, to the Amended and Restated Credit Agreement dated as of May 13, 1994, as amended, among Union Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

                    10.6 First Amendment Agreement dated as of June 16, 1995, to the Credit Agreement dated as of April 24, 1995, as amended, among Union Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

                    10.7 $100,000,000 Credit Agreement dated as of June 30, 1995, among Union Texas Petroleum Holdings, Inc., the Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

                    10.8 Subsidiary Guaranty Agreement dated as of June 30, 1995, among Union Texas Petroleum Energy Corporation, Union Texas Products Corporation, Union Texas East Kalimantan Limited, Union Texas International Corporation and Unistar, Inc., and NationsBank of Texas, N.A., as Agent.

                    10.9 Facility Agreement, dated May 26, 1995, among Union Texas Britannia Limited ("UTBL"), Chemical Bank, as Arranger, NationsBank, N.A. Carolinas
                                    ("NationsBank"), as Facility Agent,
                                    National Westminster Bank plc, as Funding
                                    Agent, and the Co-Arrangers, Technical
                                    Agents, Account Bank and Banks named
                                    therein.

                    10.10 Sponsor Direct Agreement, dated May 26, 1995, among Union Texas Petroleum Limited ("UTPL"), UTBL and NationsBank, as Facility Agent.

                    10.11 Sponsor Support Agreement, dated May 26, 1995, between UTPL and UTBL.

                    10.12 Union Texas Petroleum Holdings, Inc. 1994 Incentive Plan.

                    10.13 First Amendment to Union Texas Petroleum Holdings, Inc. 1992 Stock Option Plan.

                    10.14 Sale and Purchase Agreement dated May 31, 1995, between Union Texas Petroleum Limited and Oryx U.K. Energy Company.

                    15              Independent Accountants' Awareness Letter.

                    27.1 Financial Data Schedule for the six-month period ended June 30, 1995.


      (b)   Reports on Form 8-K

            The Company filed a Form 8-K dated April 10, 1995 to attach a schedule showing the calculation of the proforma ratio of earnings to fixed charges with respect to the issuance of $75 million of 8-1/2% Senior Notes due 2007 (the "8-1/2% Notes") and a press release announcing the pricing of the Company's offering of the 8-1/2% Notes.

            The Company filed a Form 8-K dated April 28, 1995 to disclose certain amendments to its Credit Facilities, to include an Independent Accountants' Awareness Letter and to attach press releases announcing the Company's filing of a secondary offering of certain shares of the Company's stock held by KKR, the Company's first quarter earnings and an update of the offshore Argentina drilling program.

            The Company filed a Form 8-K dated May 4, 1995 to disclose an update of the Company's drilling program in the Colville Delta area of Alaska.

            The Company filed a Form 8-K dated May 18, 1995 to attach a form of U.S. and international underwriting agreements, to attach a Restated Certificate of Incorporation of the Company, as amended through May 10, 1995 and to attach a press release reporting the results of the Company's Annual Stockholders Meeting.

            The Company filed a Form 8-K dated June 28, 1995 to disclose the Company's agreement to acquire Block 16/26 in the North Sea, to disclose an update on the Company's financing activities and to attach press releases announcing the pricing and closing of the secondary offering of 11.5 million shares of the Company's common stock held by KKR and a conference update of operations activities.

            The Company filed a Form 8-K dated July 14, 1995 to disclose completion of financing on Train G in Indonesia and an update of the offshore Ireland drilling activities.

            The Company filed a Form 8-K dated July 25, 1995 to attach a press release announcing the Company's second quarter earnings.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  July 27, 1995                       By: /s/ DONALD M. MCMULLAN
                                               ----------------------
                                                  Donald M. McMullan
                                            Vice President and Controller
                                              (Chief Accounting Officer
                                            and officer duly authorized to
                                          sign on behalf of the registrant)

                                 EXHIBIT INDEX

Exhibit
Number             Description
- ------             -----------

10.1               Third Amendment Agreement dated as of April 24, 1995, to the
                   Amended and Restated Credit Agreement dated as of May 13,
                   1994, as amended, among Union Texas Petroleum Holdings,
                   Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

10.2               Second Amendment to Amended and Restated Subsidiary Guaranty
                   Agreement dated as of April 24, 1995, among Union Texas
                   Petroleum Energy Corporation, Union Texas Products
                   Corporation, Union Texas East Kalimantan Limited, Union
                   Texas International Corporation and Unistar, Inc., and
                   NationsBank of Texas, N.A., as Agent.

10.3 $100,000,000 Credit Agreement dated as of April 24, 1995, among Union Texas Petroleum Holdings, Inc., the Banks and
                   Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

10.4 Subsidiary Guaranty Agreement dated as of April 24, 1995, among Union Texas Petroleum Energy Corporation, Union Texas
                   Products Corporation, Union Texas East Kalimantan Limited,
                   Union Texas International Corporation and Unistar, Inc., and
                   NationsBank of Texas, N.A., as Agent.

10.5               Fourth Amendment Agreement dated as of June 16, 1995, to the
                   Amended and Restated Credit Agreement dated as of May 13,
                   1994, as amended, among Union Texas Petroleum Holdings,
                   Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

10.6               First Amendment Agreement dated as of June 16, 1995, to the
                   Credit Agreement dated as of April 24, 1995, as amended, among Union Texas Petroleum Holdings, Inc., the Banks and
                   Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

10.7 $100,000,000 Credit Agreement dated as of June 30, 1995, among Union Texas Petroleum Holdings, Inc., the Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

10.8 Subsidiary Guaranty Agreement dated as of June 30, 1995, among Union Texas Petroleum Energy Corporation, Union Texas
                   Products Corporation, Union Texas East Kalimantan Limited,
                   Union Texas International Corporation and Unistar, Inc., and
                   NationsBank of Texas, N.A., as Agent.

10.9               Facility Agreement, dated May 26, 1995, among Union Texas
                   Britannia Limited ("UTBL"), Chemical Bank, as Arranger,
                   NationsBank, N.A. Carolinas ("NationsBank"), as Facility
                   Agent, National Westminster Bank plc, as Funding Agent, and the Co-Arrangers, Technical Agents, Account Bank and Banks named therein.

10.10              Sponsor Direct Agreement, dated May 26, 1995, among Union
                   Texas Petroleum Limited ("UTPL"), UTBL and NationsBank, as
                   Facility Agent.

10.11 Sponsor Support Agreement, dated May 26, 1995, between UTPL and UTBL.

Exhibit
Number             Description
- ------             -----------

10.12              Union Texas Petroleum Holdings, Inc. 1994 Incentive Plan.

10.13              First Amendment to Union Texas Petroleum Holdings, Inc. 1992
                   Stock Option Plan.

10.14              Sale and Purchase Agreement dated May 31, 1995, between
                   Union Texas Petroleum Limited and Oryx U.K.  Energy Company.

15                 Independent Accountants' Awareness Letter.

27.1               Financial Data Schedule for the six-month period ended June
                   30, 1995.