Form 10-Q
period 1995-09-30
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1995-10-27
CIK 774214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                                 (713) 623-6544
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of October 20, 1995, there were 87,611,428 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                          1995                1994
                                                                                      ------------        ------------
                                         ASSETS                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   21,653          $    8,389
     Accounts and notes receivable, less allowance for doubtful accounts  . . . . .        61,557              54,773
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,850              43,228
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . .        45,372              30,675
                                                                                       ----------          ----------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       169,432             137,065
Equity investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       112,533             114,505
Property, plant and equipment, at cost, less accumulated
     depreciation, depletion and amortization*  . . . . . . . . . . . . . . . . . .     1,588,759           1,286,278
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,919               6,786
                                                                                       ----------          ----------

          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,880,643          $1,544,634
                                                                                       ==========          ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt    . . . . . . . . . . . . . . . . . . . . .    $    2,292          $    2,292
     Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       138,336             106,032
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        96,720              89,281
     Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,883              48,069
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .        37,063              41,862
                                                                                       ----------          ----------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       315,294             287,536
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       614,055             430,085
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       415,227             365,777
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       115,261             111,737
                                                                                       ----------          ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,459,837           1,195,135
                                                                                       ----------          ----------

Stockholders' equity:
     Common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,391               4,391
     Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,418              19,889
     Cumulative foreign exchange translation adjustment and other   . . . . . . . .       (61,194)            (65,476)
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       460,152             394,806
     Common stock held in treasury, at cost:
          104,155 shares at September 30, 1995 and 221,565  shares at
          December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,961)             (4,111)
                                                                                       ----------          ----------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       420,806             349,499
                                                                                       ----------          ----------

          Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .    $1,880,643          $1,544,634
                                                                                       ==========          ==========

* The Company follows the successful efforts method of accounting for oil and gas activities.

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  ------------------              -----------------
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     -------------                  -------------

                                                                  1995           1994            1995          1994
                                                                  ----           ----            ----          ----
Revenues:
    Sales and operating revenues  . . . . . . . . . . . . .    $197,255        $193,707        $637,237      $533,412
    Interest income and other revenues  . . . . . . . . . .          82             796             412           919
    Net earnings of equity investee   . . . . . . . . . . .       6,387           5,253          17,328        15,432
                                                               --------        --------        --------      --------
                                                                203,724         199,756         654,977       549,763

Costs and other deductions:
    Product costs and operating expenses  . . . . . . . . .      71,111          71,763         224,674       205,708
    Exploration expenses  . . . . . . . . . . . . . . . . .      22,256          15,375          59,905        39,702
    Depreciation, depletion and amortization  . . . . . . .      51,998          48,494         136,645       123,536
    Selling, general and administrative expenses  . . . . .       5,362           6,135          17,643        18,039
    Interest expense  . . . . . . . . . . . . . . . . . . .       9,106           3,415          19,616         7,953
                                                               --------        --------        --------      --------
Income before income taxes  . . . . . . . . . . . . . . . .      43,891          54,574         196,494       154,825
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .      32,168          39,933         117,993       105,273
                                                               --------        --------        --------      --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .    $ 11,723        $ 14,641        $ 78,501      $ 49,552
                                                               ========        ========        ========      ========

Earnings per share of common stock  . . . . . . . . . . . .    $    .13        $    .17        $    .89      $    .57
                                                               ========        ========        ========      ========

Dividends per share of common stock . . . . . . . . . . . .    $    .05        $    .05        $    .15      $    .15
                                                               ========        ========        ========      ========

Weighted average number of shares outstanding (000s)  . . .      87,763          87,577          87,712        87,656
                                                               ========        ========        ========      ========



    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                            1995                1994
                                                                                            ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 78,501           $  49,552
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .          136,645             123,536
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,234)             (6,473)
       Net income of equity investee  . . . . . . . . . . . . . . . . . . . . . .          (17,328)            (15,432)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,431               2,873
                                                                                          --------           ---------
           Net cash provided by operating activities before changes in other
             assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .          194,015             154,056

       (Increase) decrease in accounts and notes receivable   . . . . . . . . . .           (7,106)              4,254
       (Increase) decrease in inventories   . . . . . . . . . . . . . . . . . . .            3,666                (110)
       (Increase) decrease  in prepaid expenses and other assets  . . . . . . . .          (16,225)              1,372
       Increase in accounts payable and other liabilities   . . . . . . . . . . .              748                 134
       Decrease in income taxes payable   . . . . . . . . . . . . . . . . . . . .          (11,551)            (13,503)
                                                                                          --------           ---------
           Net cash provided by operating activities  . . . . . . . . . . . . . .          163,547             146,203
                                                                                          --------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . . . . . . .         (369,436)           (101,089)
    Cash provided  by equity investee   . . . . . . . . . . . . . . . . . . . . .           19,300                  50
    Net cash required by sale of businesses   . . . . . . . . . . . . . . . . . .             (798)             (1,144)
                                                                                          --------           ---------
       Net cash required by investing activities  . . . . . . . . . . . . . . . .         (350,934)           (102,183)
                                                                                          --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from long-term debt  . . . . . . . . . . . . . . . . . . . . . .          218,406
    Payments to settle long-term debt   . . . . . . . . . . . . . . . . . . . . .           (1,146)            (36,146)
    Net payments under credit facilities  . . . . . . . . . . . . . . . . . . . .          (35,503)            (15,000)
    Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (13,155)            (13,151)
    Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . .                                  311
    Proceeds from issuance of treasury stock  . . . . . . . . . . . . . . . . . .            1,035
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . .             (498)             (4,877)
    Net proceeds from short-term borrowings   . . . . . . . . . . . . . . . . . .           31,512              17,025
                                                                                          --------           ---------
       Net cash (required) provided by financing activities   . . . . . . . . . .          200,651             (51,838)
                                                                                          --------           ---------
    Net increase (decrease)  in cash and cash equivalents   . . . . . . . . . . .           13,264              (7,818)
    Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .            8,389              18,143
                                                                                          --------           ---------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . .         $ 21,653           $  10,325
                                                                                          ========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)   . . . . . . . . . . . . . . . . . .         $ 19,048           $   6,632
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          136,435             118,029

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 1994 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. ("UTPH") and its consolidated subsidiaries (referred to herein individually and collectively as the "Company") at September 30, 1995, and the results of operations and cash flows for the three and nine months ended September 30, 1995 and 1994. The results of operations for the nine months ended September 30, 1995, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1995. Certain prior period amounts have been reclassified for comparative purposes.

NOTE 2 - ALBA ACQUISITION - On July 18, 1995, the Company, through its subsidiary, Union Texas Petroleum Limited ("UTPL"), acquired from Oryx UK Energy Company ("Oryx") their 15.5% working interest in Block 16/26 in the central United Kingdom North Sea, which includes the Alba field. UTPL paid Oryx $270 million for the interest, subject to certain closing adjustments.
The effective date of the transaction was July 1, 1995. The Company funded the acquisition under its bank credit facilities and its uncommitted and unsecured lines of credit. The Company increased plant, property and equipment by $328 million, the sum of the purchase price of $270 million and a deferred tax payable of $58 million arising from the purchase.

NOTE 3 - SECONDARY PUBLIC OFFERING - In May 1995, pursuant to a secondary public offering registered by the Company under the Securities Act of 1933, as amended, 11.5 million shares of the 33.3 million shares of the Company's common stock owned by partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR") were sold in the open market. The Company did not receive any proceeds from the offering. KKR currently owns 21.8 million shares of the Company's common stock.

NOTE 4 - CREDIT FACILITIES - The Company currently has three unsecured bank credit facilities (the "Credit Facilities"). One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on April 15, 1996 to a one-year term loan maturing April 15, 1997. Another Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning July 31, 1998, with a final maturity of April 30, 1999. In June 1995, the Company entered into a $100 million revolver that provides for conversion of amounts outstanding on June 15, 1996 to a one-year term loan maturing June 15, 1997. In addition to such Credit Facilities, the Company has the ability to obtain short-term borrowings on uncommitted and unsecured lines of credit with several banks.

In May 1995, the Company's indirect subsidiary, Union Texas Britannia Limited, which is a wholly owned subsidiary of Union Texas Petroleum Limited, entered into a 150 million pounds sterling secured financing. The financing is used to fund the Company's share of the cost of developing the Britannia field to production.

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

NOTE 6 - ACCOUNTING PRONOUNCEMENTS RECENTLY ISSUED - In March 1995, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which set forth the criteria for impairment of plant, property and equipment and other long-lived assets. Adoption of the Statement is required for years beginning after December 15, 1995. The Company is still reviewing the Statement; however, the Company believes the pronouncement will have no material impact on the Company.

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

NOTE 8 - SUPPLEMENTAL GUARANTOR INFORMATION - In connection with the sale of the Company's 8-3/8% Senior Notes, 8-1/2% Senior Notes and $100 million principal amount of 8.25% Senior Notes due 1999 (collectively referred to herein as the "Senior Notes"), the following wholly owned direct or indirect subsidiaries of UTPH (collectively, the "Guarantors") unconditionally and fully guaranteed on a joint and several basis UTPH's obligations to pay principal, premium, if any, and interest with respect to the Senior Notes: Union Texas East Kalimantan Limited ("Kalimantan"), Union Texas Petroleum Energy Corporation ("Energy"), Union Texas International Corporation ("International"), Union Texas Products Corporation ("Products") and Unistar, Inc. ("Unistar"). The Guarantors are also guarantors under the Company's Credit Facilities. Each of the Guarantors is a Delaware corporation, except that Kalimantan is incorporated under the laws of the Bahamas, although, the applicable laws of the Bahamas are similar to the laws of Delaware with respect to the availability of assets to satisfy the obligations to the holders of the Senior Notes. Kalimantan and Unistar together own a 37.81% interest in a joint venture that represents the Company's operations in Indonesia. Products conducts the Company's domestic hydrocarbon products businesses.
International, a subsidiary of Energy, is a holding company for subsidiaries that conduct the Company's principal international operations, which include operations in Indonesia by Kalimantan, a Guarantor, and in the United Kingdom and Pakistan by two non-Guarantor subsidiaries. Separate financial statements of the Guarantors of the Senior Notes are not considered to be material to the holders of the Senior Notes. See Notes 14 and 19 of Notes to Consolidated Financial Statements in the Company's 1994 annual report on Form 10-K for information describing the Company's operations through the two Guarantor subsidiaries in Indonesia relating to a production sharing contract as well as through the non-Guarantor subsidiaries in the United Kingdom, Pakistan and other international locations.

Investments in subsidiaries are accounted for by the Company on the equity basis for purposes of the supplemental information. In 1995, the Company changed its basis of presentation for investments in subsidiaries from the cost to the equity method for purposes of the supplemental guarantor information. Accordingly, prior year information has been restated.

Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany dividends.

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

                                     ASSETS

                                                        UNCONSOLIDATED
                                               -----------------------------------
                                                                          NON-
                                                         GUARANTOR     GUARANTOR    ELIMINATING   CONSOLIDATED
                                                UTPH   SUBSIDIARIES   SUBSIDIARIES    ENTRIES         UTPH
                                                ----   ------------   ------------    -------         ----
Current assets:
 Cash and cash equivalents  . . . . . . .      $    905  $    3,116    $   17,632                   $   21,653
 Accounts and notes receivable, less
    allowance for doubtful accounts . . .            52      33,960        27,545                       61,557
 Inventories  . . . . . . . . . . . . . .                    19,011        21,839                       40,850
 Prepaid expenses and other current assets        1,557       6,575        37,240                       45,372
 Intercompany notes receivable  . . . . .                                 665,646    $  (665,646)
                                               --------  ----------    ----------    -----------    ----------
  Total current assets  . . . . . . . . .         2,514      62,662       769,902       (665,646)      169,432
Intercompany investments  . . . . . . . .       622,017     351,627                     (973,644)
Equity investment . . . . . . . . . . . .                   112,533                                    112,533
Property, plant and equipment, at cost,
 less accumulated depreciation,
 depletion and amortization*  . . . . . .        93,128     390,525     1,105,106                    1,588,759
Other assets  . . . . . . . . . . . . . .         5,569                     4,350                        9,919
                                               --------  ----------    ----------    -----------    ----------
  Total assets  . . . . . . . . . . . . .      $723,228  $  917,347    $1,879,358    $(1,639,290)   $1,880,643
                                               ========  ==========    ==========    ============   ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt  . . .                              $    2,292                   $    2,292
 Short-term debt  . . . . . . . . . . . .      $ 75,000                    63,336                      138,336
 Accounts payable . . . . . . . . . . . .         1,380  $   16,855        78,485                       96,720
 Taxes payable  . . . . . . . . . . . . .        26,348      22,837        (8,302)                      40,883
 Other current liabilities  . . . . . . .        10,703       2,991        23,369                       37,063
 Intercompany notes payable . . . . . . .                    12,960       652,686    $  (665,646)
                                               --------  ----------    ----------    -----------    ----------
  Total current liabilities . . . . . . .       113,431      55,643       811,866       (665,646)      315,294
Long-term debt  . . . . . . . . . . . . .       590,000                    24,055                      614,055
Deferred income taxes . . . . . . . . . .         2,003     105,216       308,008                      415,227
Other liabilities . . . . . . . . . . . .         1,445       4,837       108,979                      115,261
Intercompany clearing account . . . . . .      (443,694)   (289,568)      154,273        578,989
                                               --------  ----------    ----------    -----------    ----------
  Total liabilities . . . . . . . . . . .       263,185    (123,872)    1,407,181        (86,657)    1,459,837
                                               --------  ----------    ----------    -----------    ----------
Stockholders' equity:
 Common stock . . . . . . . . . . . . . .         4,391          19       121,082       (121,101)        4,391
 Paid in capital  . . . . . . . . . . . .        19,418   1,689,426       557,898     (2,247,324)       19,418
 Cumulative foreign exchange
   translation adjustment and other . . .       (21,957)                  (39,237)                     (61,194)
 Retained earnings (deficit)  . . . . . .       460,152    (648,226)     (167,566)       815,792       460,152
 Common stock held in treasury, at cost .        (1,961)                                                (1,961)
                                               --------  ----------    ----------    -----------    ----------
  Total stockholders' equity  . . . . . .       460,043   1,041,219       472,177     (1,552,633)      420,806
                                               --------  ----------    ----------    -----------    ----------
  Total liabilities and stockholders'
    equity  . . . . . . . . . . . . . . .      $723,228  $  917,347    $1,879,358    $(1,639,290)   $1,880,643
---------------                                ========  ==========    ==========    ============   ==========

* The Company follows the successful efforts method of accounting for oil and gas activities.

                      SUPPLEMENTAL COMBINING BALANCE SHEET
                               DECEMBER 31, 1994

                                     ASSETS

                                                       UNCONSOLIDATED
                                                 -----------------------------------
                                                                            NON-
                                                          GUARANTOR      GUARANTOR     ELIMINATING  CONSOLIDATED
                                                  UTPH   SUBSIDIARIES   SUBSIDIARIES     ENTRIES        UTPH
                                                  ----   ------------   ------------     -------        ----
Current assets:
 Cash and cash equivalents  . . . . . . .      $    528   $   5,299    $    2,562                   $    8,389
 Accounts and notes receivable, less
    allowance for doubtful accounts . . .           273      31,302        23,198                       54,773
 Inventories  . . . . . . . . . . . . . .                    23,764        19,464                       43,228
 Prepaid expenses and other current
   assets . . . . . . . . . . . . . . . .         1,457       5,074        24,144                       30,675
 Intercompany notes receivable  . . . . .                   105,502       243,504       (349,006)
                                               --------   ---------    ----------    -----------    ----------
  Total current assets  . . . . . . . . .         2,258     170,941       312,872       (349,006)      137,065
Intercompany investments  . . . . . . . .       511,122     100,521                     (611,643)
Equity investment . . . . . . . . . . . .                   114,505                                    114,505
Property, plant and equipment, at cost,
 less accumulated depreciation,
 depletion and amortization*  . . . . . .        88,951     394,745       802,582                    1,286,278
Other assets  . . . . . . . . . . . . . .         3,920                     2,866                        6,786
                                               --------   ---------    ----------    -----------    ----------
  Total assets  . . . . . . . . . . . . .      $606,251   $ 780,712    $1,118,320    $  (960,649)   $1,544,634
                                               ========   =========    ==========    ===========    ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt  . . .                             $     2,292                  $     2,292
 Short-term debt  . . . . . . . . . . . .     $  40,000                    66,032                      106,032
 Accounts payable . . . . . . . . . . . .           295   $  23,727        65,259                       89,281
 Taxes payable  . . . . . . . . . . . . .        21,904      26,746          (581)                      48,069
 Other current liabilities  . . . . . . .         5,360      10,922        25,580                       41,862
 Intercompany notes payable . . . . . . .                     8,395       340,611     $ (349,006)
                                               --------   ---------    ----------    -----------    ----------
  Total current liabilities . . . . . . .        67,559      69,790       499,193       (349,006)      287,536
Long-term debt  . . . . . . . . . . . . .       425,504                     4,581                      430,085
Deferred income taxes . . . . . . . . . .         2,003     107,707       256,067                      365,777
Other liabilities . . . . . . . . . . . .         2,478       4,300       104,959                      111,737
Intercompany clearing account . . . . . .      (284,114)   (363,270)       36,909        610,475
                                               --------   ---------    ----------    -----------    ----------
  Total liabilities . . . . . . . . . . .       213,430    (181,473)      901,709        261,469     1,195,135
                                               --------   ---------    ----------    -----------    ----------
Stockholders' equity:
 Common stock . . . . . . . . . . . . . .         4,391          19       121,080       (121,099)        4,391
 Paid in capital  . . . . . . . . . . . .        19,888   1,721,287       272,441     (1,993,727)       19,889
 Cumulative foreign exchange
   translation adjustment and other . . .       (22,153)                  (43,323)                     (65,476)
 Retained earnings (deficit)  . . . . . .       394,806    (759,121)     (133,587)       892,708       394,806
 Common stock held in treasury, at cost .        (4,111)                                                (4,111)
                                               --------   ---------    ----------    -----------    ----------
  Total stockholders' equity  . . . . . .       392,821     962,185       216,611     (1,222,118)      349,499
                                               --------   ---------    ----------    -----------    ----------
  Total liabilities and stockholders'
    equity  . . . . . . . . . . . . . . .      $606,251   $ 780,712    $1,118,320    $  (960,649)   $1,544,634
---------------                                ========   =========    ==========    ===========    ==========

* The Company follows the successful efforts method of accounting for oil and gas activities.

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                                       UNCONSOLIDATED
                                               -----------------------------------
                                                                          NON-
                                                         GUARANTOR     GUARANTOR    ELIMINATING   CONSOLIDATED
                                                UTPH   SUBSIDIARIES   SUBSIDIARIES    ENTRIES         UTPH
                                                ----   ------------   ------------    -------         ----
Revenues:
 Sales and operating revenues . . . . .                   $108,657       $  89,866      $ (1,268)   $197,255
 Interest income and other revenues . .       $  3,584      (1,609)         10,962       (12,855)         82
 Net earnings (losses) of
   intercompany investees . . . . . . .         21,781     (14,748)                       (7,033)
 Net income of equity investee  . . . .                      6,387                                     6,387
                                              --------    --------       ---------      --------    --------
                                                25,365      98,687         100,828       (21,156)    203,724

Costs and other deductions:
 Product cost and operating expenses  .           (557)     41,854          31,082        (1,268)     71,111
 Exploration expenses . . . . . . . . .                        479          21,777                    22,256
 Depreciation, depletion and
   amortization . . . . . . . . . . . .          4,939       9,229          37,830                    51,998
 Selling, general and administrative
   expenses . . . . . . . . . . . . . .           (349)      1,706           4,005                     5,362
 Interest expense . . . . . . . . . . .          6,564       1,048          14,349       (12,855)      9,106
                                              --------    --------       ---------      --------    --------
Income before income taxes  . . . . . .         14,768      44,371          (8,215)       (7,033)     43,891
Income taxes  . . . . . . . . . . . . .          3,045      22,590           6,533                    32,168
                                              --------    --------       ---------      --------    --------
Net income  . . . . . . . . . . . . . .       $ 11,723    $ 21,781       $ (14,748)     $ (7,033)   $ 11,723
                                              ========    ========       =========      =========   ========

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                   FOR THREE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)


                                                       UNCONSOLIDATED
                                               -----------------------------------
                                                                          NON-
                                                         GUARANTOR     GUARANTOR    ELIMINATING   CONSOLIDATED
                                                UTPH   SUBSIDIARIES   SUBSIDIARIES    ENTRIES         UTPH
                                                ----   ------------   ------------    -------         ----
Revenues:
 Sales and operating revenues . . . . .                   $121,893       $  73,214      $ (1,400)   $193,707
 Interest income and other revenues . .       $    843       2,832           1,658        (4,537)        796
 Net earnings (losses) of
   intercompany investees . . . . . . .         22,507      (4,831)                      (17,676)
 Net income of equity investee  . . . .                      5,253                                     5,253
                                              --------    --------       ---------      --------    --------
                                                23,350     125,147          74,872       (23,613)    199,756

Costs and other deductions:
 Product cost and operating expenses  .              1      50,914          22,248        (1,400)     71,763
 Exploration expenses . . . . . . . . .                      3,639          11,736                    15,375
 Depreciation, depletion and
   amortization . . . . . . . . . . . .          4,912      10,933          32,649                    48,494
 Selling, general and administrative
   expenses . . . . . . . . . . . . . .            532       2,069           3,534                     6,135
 Interest expense . . . . . . . . . . .          3,086       1,239           3,627        (4,537)      3,415
                                              --------    --------       ---------      --------    --------
Income before income taxes  . . . . . .         14,819      56,353           1,078       (17,676)     54,574
Income taxes  . . . . . . . . . . . . .            178      29,789           9,966                    39,933
                                              --------    --------       ---------      --------    --------
Net income  . . . . . . . . . . . . . .       $ 14,641    $ 26,564       $  (8,888)     $(17,676)   $ 14,641
                                              ========    ========       =========      ========    ========

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                                        UNCONSOLIDATED
                                               -----------------------------------
                                                                          NON-
                                                         GUARANTOR     GUARANTOR    ELIMINATING   CONSOLIDATED
                                                UTPH   SUBSIDIARIES   SUBSIDIARIES    ENTRIES         UTPH
                                                ----   ------------   ------------    -------         ----
Revenues:
 Sales and operating revenues . . . . .                   $366,936       $ 274,200      $ (3,899)   $637,237
 Interest income and other revenues . .       $  3,973       3,793          19,828       (27,182)        412
 Net earnings (losses) of intercompany
   investees  . . . . . . . . . . . . .        110,895     (20,917)                      (89,978)
 Net income of equity investee  . . . .                     17,328                                    17,328
                                              --------    --------       ---------      --------    --------
                                               114,868     367,140         294,028      (121,059)    654,977

Costs and other deductions:
 Product cost and operating expenses  .            944     135,689          91,940        (3,899)    224,674
 Exploration expenses . . . . . . . . .                      2,368          57,537                    59,905
 Depreciation, depletion and
   amortization . . . . . . . . . . . .         13,396      29,091          94,158                   136,645
 Selling, general and administrative
   expenses . . . . . . . . . . . . . .            397       5,604          11,642                    17,643
 Interest expense . . . . . . . . . . .         13,846       3,107          29,845       (27,182)     19,616
                                              --------    --------       ---------      --------    --------
Income before income taxes  . . . . . .         86,285     191,281           8,906       (89,978)    196,494
Income taxes  . . . . . . . . . . . . .          7,784      80,386          29,823                   117,993
                                              --------    --------       ---------      --------    --------
Net income  . . . . . . . . . . . . . .       $ 78,501    $110,895       $ (20,917)     $(89,978)   $ 78,501
                                              ========    ========       ==========     =========   ========

                 SUPPLEMENTAL COMBINING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)


                                                       UNCONSOLIDATED
                                               -----------------------------------
                                                                          NON-
                                                         GUARANTOR     GUARANTOR    ELIMINATING   CONSOLIDATED
                                                UTPH   SUBSIDIARIES   SUBSIDIARIES    ENTRIES         UTPH
                                                ----   ------------   ------------    -------         ----
Revenues:
 Sales and operating revenues . . . . .                   $319,691       $ 216,715      $ (2,994)   $533,412
 Interest income and other revenues . .       $  3,004       8,933           2,137       (13,155)        919
 Net earnings (losses) of intercompany
   investees  . . . . . . . . . . . . .         71,232      (3,782)                      (67,450)
 Net earnings of equity investee  . . .                     15,432                                    15,432
                                              --------    --------       ---------      --------    --------
                                                74,236     340,274         218,852       (83,599)    549,763

Costs and other deductions:
 Product cost and operating expenses  .           (353)    139,995          69,060        (2,994)    205,708
 Exploration expenses . . . . . . . . .            230       4,817          34,655                    39,702
 Depreciation, depletion and
   amortization . . . . . . . . . . . .         12,059      31,869          79,608                   123,536
 Selling, general and administrative
   expenses . . . . . . . . . . . . . .            423       5,907          11,709                    18,039
 Interest expense . . . . . . . . . . .          7,219       3,596          10,293       (13,155)      7,953
                                              --------    --------       ---------      --------    --------
Income before income taxes  . . . . . .         54,658     154,090          13,527       (67,450)    154,825
Income taxes  . . . . . . . . . . . . .          5,106      78,241          21,926                   105,273
                                              --------    --------       ---------      --------    --------
Net income  . . . . . . . . . . . . . .       $ 49,552    $ 75,849       $  (8,399)     $(67,450)   $ 49,552
                                              ========    ========       ==========     =========   ========

                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (UNAUDITED)


                                                          UNCONSOLIDATED
                                               -----------------------------------
                                                                           NON-
                                                           GUARANTOR    GUARANTOR    ELIMINATING  CONSOLIDATED
                                                 UTPH    SUBSIDIARIES  SUBSIDIARIES    ENTRIES        UTPH
                                                 ----    ------------  ------------    -------        ----
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . .   $ 78,501    $110,895     $ (20,917)      $(89,978)  $ 78,501
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, depletion and amortization . .     13,396      29,091        94,158                   136,645
 Deferred income taxes  . . . . . . . . . . .                 (2,189)       (5,045)                   (7,234)
 Income (losses) of equity investees  . . . .   (110,895)      3,589                       89,978    (17,328)
 Intercompany dividends received  . . . . . .                 80,563                      (80,563)
 Other  . . . . . . . . . . . . . . . . . . .      1,894                     1,537                     3,431
 (Increase) decrease in working capital
  and other assets and liabilities  . . . . .      9,150     (14,451)      (25,167)                  (30,468)
                                                --------    --------     ---------       --------   --------
    Net cash provided (required) by
     operating activities . . . . . . . . . .     (7,954)    207,498        44,566        (80,563)   163,547
                                                --------    --------     ---------       --------   --------

Cash flows from investing activities:
 Additions to property, plant and equipment .    (16,680)    (28,304)     (324,452)                 (369,436)
 Cash provided by equity investee . . . . . .                 19,300                                  19,300
 Net cash required by sales of businesses . .                                 (798)                     (798)
                                                --------    --------     ---------       --------   --------
    Net cash required by investing
      activities  . . . . . . . . . . . . . .    (16,680)     (9,004)     (325,250)                 (350,934)
                                                --------    --------     ---------       --------   --------

Cash flows from financing activities:
 Net proceeds from long-term debt . . . . . .    197,713                    20,693                   218,406
 Payments to settle long-term debt  . . . . .                               (1,146)                   (1,146)
 Net payments under credit facilities . . . .    (35,503)                                            (35,503)
 Purchase of treasury stock . . . . . . . . .       (498)                                               (498)
 Proceeds from issuance of treasury stock . .      1,035                                               1,035
 Common stock dividends   . . . . . . . . . .    (13,155)                                            (13,155)
 Intercompany dividends . . . . . . . . . . .                (67,500)      (13,063)        80,563
 Net proceeds from short-term borrowings  . .     35,000                    (3,488)                   31,512
 (Decrease) increase in net payable
   to parent  . . . . . . . . . . . . . . . .   (159,581)   (133,177)      292,758
                                                --------    --------     ---------       --------   --------
    Net cash provided (required) by
     financing activities . . . . . . . . . .     25,011    (200,677)      295,754         80,563    200,651
                                                --------    --------     ---------       --------   --------
Net increase (decrease) in cash and cash
 equivalents  . . . . . . . . . . . . . . . .        377      (2,183)       15,070                    13,264
Cash and cash equivalents at beginning
 of year  . . . . . . . . . . . . . . . . . .        528       5,299         2,562                     8,389
                                                --------    --------     ---------       --------   --------
Cash and cash equivalents at end of year  . .   $    905    $  3,116     $  17,632                  $ 21,653
                                                ========    ========     =========       ========   ========

                 SUPPLEMENTAL COMBINING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (UNAUDITED)


                                                        UNCONSOLIDATED
                                               -----------------------------------
                                                                           NON-
                                                           GUARANTOR    GUARANTOR    ELIMINATING  CONSOLIDATED
                                                 UTPH    SUBSIDIARIES  SUBSIDIARIES    ENTRIES        UTPH
                                                 ----    ------------  ------------    -------        ----
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . .    $49,552     $75,849       $(8,399)      $(67,450)   $49,552
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation, depletion and amortization . .     12,059      31,869        79,608                   123,536
 Deferred income taxes  . . . . . . . . . . .                 (2,974)       (3,499)                   (6,473)
 Income of equity investees . . . . . . . . .    (71,232)    (11,650)                      67,450    (15,432)
Intercompany dividends received . . . . . . .                107,959                     (107,959)
 Other  . . . . . . . . . . . . . . . . . . .      2,484      31,891       (31,502)                    2,873
 (Increase) decrease in working capital and
   other assets and liabilities . . . . . . .      4,590         841       (13,284)                   (7,853)
                                                --------    --------     ---------       --------   --------
    Net cash provided (required) by
     operating activities . . . . . . . . . .     (2,547)    233,785        22,924       (107,959)   146,203
                                                --------    --------     ---------       --------   --------

Cash flows from investing activities:
 Additions to property, plant and
  equipment . . . . . . . . . . . . . . . . .    (13,266)    (24,899)      (62,924)                 (101,089)
 Cash provided by equity investee . . . . . .                     50                                      50
 Net required by sales of businesses  . . . .                               (1,144)                   (1,144)
                                                --------    --------     ---------       --------   --------
 Net cash required by investing activities  .    (13,266)    (24,849)      (64,068)                 (102,183)
                                                --------    --------     ---------       --------   --------

Cash flows from financing activities:
 Net payments under credit facilities . . . .    (15,000)                                            (15,000)
 Payments to settle long-term debt  . . . . .    (35,000)                   (1,146)                  (36,146)
 Net proceeds from short-term borrowings  . .     17,025                                              17,025
 Purchase of treasury stock . . . . . . . . .     (4,877)                                             (4,877)
 Proceeds from issuance of common stock . . .        311                                                 311
 Dividends paid . . . . . . . . . . . . . . .    (13,151)                                            (13,151)
 Intercompany dividends . . . . . . . . . . .                (65,000)      (42,959)       107,959
 Increase (decrease) in net payable
   to parent  . . . . . . . . . . . . . . . .     66,336    (147,624)       81,288
                                                --------    --------     ---------       --------   --------
    Net cash provided (required) by
     financing activities . . . . . . . . . .     15,644    (212,624)       37,183        107,959    (51,838)
                                                --------    --------     ---------       --------   --------
Net decrease in cash and cash
 equivalents  . . . . . . . . . . . . . . . .       (169)     (3,688)       (3,961)                   (7,818)
Cash and cash equivalents at beginning
 of year  . . . . . . . . . . . . . . . . . .         68       7,957        10,118                    18,143
                                                --------    --------     ---------       --------   --------
Cash and cash equivalents at end of year  . .   $   (101)   $  4,269     $   6,157                  $ 10,325
                                                =========   ========     =========       ========   ========

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three and nine month periods ended September 30, 1995 and 1994, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 24, 1995 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of September 30, 1995 and the related consolidated statements of operations for the three and nine month periods ended September 30, 1995 and 1994 and of cash flows for the nine month periods ended September 30, 1995 and 1994. This financial information is the responsibility of the Company's management.

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

Houston, Texas
October 24, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1994 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

Net income for the three months ended September 30, 1995, was $12 million, or $.13 per share as compared to net income of $15 million, or $.17 per share reported for the same period in 1994. Earnings per share for the current period were unfavorably impacted primarily by higher exploration expenses, higher interest expense, lower LNG sales volumes and prices, partially offset by higher U.S. ethylene margins and higher volumes in the U.K. North Sea.

Sales and operating revenues for the three months ended September 30, 1995, were $197 million, $4 million higher than the third quarter of 1994. International revenues totaled $149 million as compared to $147 million for the third quarter of 1994. In the U.K., sales and operating revenues increased by $14 million due to increased sales volumes, primarily as a result of the July acquisition of the Alba field, and due to higher natural gas prices and volumes. In Indonesia, sales decreased $15 million due to lower LNG and oil volumes and lower sales prices for LNG and crude oil. It is anticipated that LNG sales volumes for the remainder of 1995 will continue to be lower as compared to 1994. In Pakistan, sales were $3 million above 1994 primarily due to higher volumes and gas prices partially offset by lower crude prices.

Average prices received and volumes sold by the Company's major operations during the third quarter of 1995 and 1994, respectively, were as follows:

                                                     PRICES                                   VOLUMES
                                                                                           (000S PER DAY)

                                               1995           1994                      1995           1994
                                               ----           ----                      ----           ----
Crude oil (barrels):
    U.K.                                      $15.16         $15.69                       47             36
    Pakistan                                   13.77          14.40                        6              5
    Indonesia                                  16.39          17.41                        5              6
Indonesian LNG (Mcf)                            2.92           3.06                      191            234
Pakistan natural gas (Mcf)                      1.37           1.04                       45             40
U.K. natural gas (Mcf)                          2.74           1.12                       18             13
U.S. ethylene (pounds)                           .25            .21                    1,180          1,280

Petrochemical revenues totaled $48 million for the current period, essentially level with 1994, while operating profit was $17 million as compared to $7 million in the prior period. The increase was primarily due to higher ethylene sales prices, which offset lower sales volumes, and lower product cost, which resulted in an increase in ethylene margins to 14 cents per pound in 1995 vs. 7 cents per pound in 1994.

Exploration expenses increased by $7 million primarily due to drilling expenditures in Tunisia, Eastern Indonesia and Vietnam. Interest expense increased by $6 million during the period due to higher levels of debt and higher interest rates.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994

Net income for the nine months ended September 30, 1995, was $79 million, or $.89 per share as compared to net income of $50 million, or $.57 per share reported for the same period in 1994. The current period was favorably impacted by higher U.S. ethylene margins and sales volumes, higher volumes in the U.K. and Pakistan and higher oil and gas prices, partially offset by higher exploration expenses and lower Indonesian LNG volumes.

Sales and operating revenues for the nine months ended September 30, 1995, were $637 million, up from $533 million in the prior year. International revenues totaled $478 million as compared to $418 million for the first nine months of 1994. In the U.K., sales and operating revenues increased by $49 million due to higher prices and increased sales volumes. In Indonesia, sales increased $3 million as compared to 1994 due to higher crude oil and LNG prices, which were partially offset by lower volumes. Lower LNG volumes are attributable to a lower average participation interest in cargoes delivered for the period, and it is anticipated that LNG sales volumes for the remainder of 1995 will continue to be lower as compared to 1994. In Pakistan, sales were $8 million above 1994 primarily due to higher prices and higher crude oil volumes.

Average prices received and volumes sold by the Company's major operations during the first nine months of 1995 and 1994, respectively, were as follows:

                                                     PRICES                                   VOLUMES
                                                                                           (000S PER DAY)

                                               1995           1994                      1995           1994
                                               ----           ----                      ----           ----
Crude oil (barrels):
    U.K.                                      $16.22         $14.53                       37             32
    Pakistan                                   14.41          13.57                        6              5
    Indonesia                                  17.19          15.72                        6              6
Indonesian LNG (Mcf)                            3.06           2.82                      212            228
Pakistan natural gas (Mcf)                      1.32           1.08                       45             44
U.K. natural gas (Mcf)                          2.91           2.37                       29             20
U.S. ethylene (pounds)                           .27            .18                    1,271          1,145

Petrochemical revenues totaled $158 million as compared to $114 million in the first nine months of 1994, while operating profit was $55 million as compared to $10 million in the prior period. The increase was primarily due to higher ethylene sales prices and lower product cost, which resulted in an increase in ethylene margins to 16 cents per pound in 1995 vs. 4 cents per pound in 1994, and due to higher volumes.

Exploration expenses increased by $20 million primarily due to drilling expenditures in Argentina, Ireland, Tunisia, Vietnam and Eastern Indonesia. Interest expense increased by $12 million during the period due to higher levels of debt and to higher interest rates. The effective tax rate decreased from the prior year due primarily to the increase in U.S. petrochemical income, which is taxed at lower rates, partially offset by higher new venture exploration expenses, most of which generate no tax benefits.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $164 million in the first nine months of 1995, an increase of $17 million from the same period in the prior year. The increase was primarily the result of improved ethylene margins and sales volumes and higher international oil and gas prices, partially offset by higher exploration costs and lower Indonesian volumes.

Ethylene margins have averaged approximately 16 cents per pound in the first nine months of 1995, as compared to 4 cents per pound for the first nine months of 1994 and have averaged approximately 14 cents per pound during the third quarter of 1995 and 13 cents per pound for the month of September 1995. During the last six months of 1994, ethylene margins improved significantly from the first six months of 1994. The Company expects ethylene margins for the fourth quarter of 1995 to be less than the fourth quarter of 1994, which averaged 12 cents per pound. Ethylene volumes were down about 8% in 1995's third quarter compared to a year ago. The ethylene business is cyclical and the Company cannot predict the duration of any trends in the business. The prices the Company receives for its ethylene are sensitive to many factors beyond the control of the Company, such as worldwide and U.S. demand for petrochemicals, inventory levels, feedstock costs and availability, plant utilization rates, plant operations and costs and competitive capacity expansion.

Capital resources: Capital expenditures for the first nine months of 1995 were $144 million including capitalized interest of $17 million. Capital expenditures for the first nine months of 1994 were $95 million including capitalized interest of $14 million. The increase is principally due to development costs for the Britannia field and increased exploration spending. The Company expects that capital expenditures for 1995 will be approximately $175 million excluding capitalized interest.

On July 18, 1995, the Company, through its subsidiary, Union Texas Petroleum Limited ("UTPL"), acquired from Oryx UK Energy Company ("Oryx") their 15.5% working interest in Block 16/26 in the central United Kingdom North Sea, which includes the Alba field. UTPL paid Oryx $270 million for the interest, subject to certain closing adjustments. The effective date of the transaction was July 1, 1995. The Company funded the acquisition under its bank credit facilities and its uncommitted and unsecured lines of credit. As a result of the acquisition, the Company recorded approximately 45 million barrels of oil as proved reserves, of which approximately 30 million barrels are classified as proved undeveloped. The Company expects to spend about $30 million net over the next five years for future development expenditures related to those reserves. The Alba field commenced production in January 1994 and is operated by Chevron U.K. Ltd.

The Company's plans in the near term are to focus on integrating the interests in Alba as well as the undeveloped Britannia field acquired in late 1994 into its existing North Sea program while utilizing any excess cash flow for the reduction of debt. The Company will also continue to emphasize developing its core holding and conducting an active exploration program as well as controlling costs.

Financing activities: The Company has three unsecured credit facilities (the "Credit Facilities"). One of the Credit Facilities is a $100 million unsecured credit agreement with NationsBank of Texas, N.A. ("NationsBank"), as agent, Bank of America National Trust and Savings Association ("Bank of America") and Union Bank of Switzerland, Houston Agency ("UBS"), as co-agents, and certain other banks, that provides for conversion of amounts outstanding on April 15, 1996 to a one-year term loan maturing April 15, 1997. This Credit Facility replaced a prior $200 million revolver. Another Credit Facility is with NationsBank, as agent, Bank of America and UBS, as co-agents, and certain other banks. Initially this Credit Facility was a $350 million revolver that in April 1995 was amended to increase the amount of the facility to $450 million and to provide that the amount of the facility would reduce quarterly by $35 million beginning July 31, 1998, with a final maturity of April 30, 1999. The $450 million revolver allows the Company to obtain up to $300 million of availability thereunder in U.S. dollar loans that bear interest at a rate determined in a competitive bid process. Loans under the $450 million revolver may be made in both pounds sterling and U.S. dollars at the option of the Company. In June 1995, the Company executed an amendment to eliminate the total indebtedness restriction under such two Credit Facilities, which was a $775 million limitation. In June 1995, the Company entered into an additional $100 million unsecured credit agreement with NationsBank, as agent, and Bank of America and UBS, as co-agents. This Credit Facility is a revolver that provides for conversion of amounts outstanding on June 15, 1996 to a one-year term loan maturing June 15, 1997. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins, subject to increase in certain events. Borrowings under the Credit Facilities are guaranteed by certain subsidiaries of the Company that also guarantee the Company's Senior Notes (as defined below). The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of a certain level of stockholders' equity. Based on current conditions, the Company expects to pay dividends without restriction under the Credit Facilities. At September 30, 1995, $290 million was outstanding under the Credit Facilities bearing interest at a weighted average rate of 6.21% per annum.

At September 30, 1995, $138 million was outstanding under the Company's uncommitted and unsecured lines of credit. These amounts outstanding bear interest at a weighted average rate of 6.68% per annum and do not reduce amounts available under the Company's Credit Facilities.

In May 1995, the Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), which is a wholly owned subsidiary of UTPL, entered into a 150 million pounds sterling secured financing from Chemical Bank, NationsBank N.A. (Carolinas), National Westminster Bank plc and certain other banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production (including interest and other financing costs incurred prior to completion and potential cost overruns), and any remaining availability after completion may, subject to certain coverage ratios being met, be used for UTBL's general corporate purposes. Except for certain support by UTPL related to any potential cost overruns in excess of the facility amount (limited to 30 million pounds sterling), insurance, tax benefits and administrative services, the lenders' recourse will be limited to the Britannia field project assets and is nonrecourse to the Company. The financing has a final maturity in September 2005. At September 30, 1995, 13 million pounds sterling ($21 million) was outstanding under UTBL's financing.

In May 1995, pursuant to a secondary public offering registered by the Company under the Securities Act of 1933, as amended, 11.5 million shares of the 33.3 million shares of the Company's common stock owned by partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR") were sold in the open market. The Company did not receive any proceeds from the offering. KKR currently owns
21.8 million shares of the Company's common stock.

In March 1995, the Company publicly issued $125 million principal amount of 8-3/8% Senior Notes due 2005 (the "8-3/8% Senior Notes") at an initial public offering price of 99.431%. In April 1995, the Company publicly issued $75 million principal amount of 8-1/2% Senior Notes due 2007 (the "8-1/2% Senior Notes") at an initial public offering price of 99.658%. The net proceeds from the sale of the 8-3/8% Senior Notes and the 8-1/2% Senior Notes were approximately $123.5 million and $74.2 million, respectively (after deducting underwriting discount, commissions and offering expenses). The Company used such proceeds to reduce debt under its existing credit facility and its uncommitted and unsecured lines of credit. The Company's $100 million principal amount of 8.25% Senior Notes due 1999 ("the 8.25% Senior Notes) together with the 8-1/2% Senior Notes and the 8-3/8% Senior Notes are referred to herein as the "Senior Notes." The Senior Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities, and senior in right of payment to subordinated indebtedness, if any, of the Company. The Senior Notes are guaranteed by the subsidiaries of the Company that are also guarantors under the Company's Credit Facilities, and the two recent issuances contain restrictive covenants similar to the Company's 8.25% Senior Notes. The Senior Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest plus a make whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Senior Notes.

In addition, at the 1995 Annual Meeting of Stockholders held May 10, 1995, the Company's stockholders approved the authorization of a new class of 15 million shares of preferred stock. The new preferred stock provides the Company additional financing flexibility to issue from time to time this form of equity based on current market conditions.

On April 27, 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock and pursuant thereto, the Company had repurchased 329,536 shares as of December 31, 1994. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. The Company has repurchased 54,900 shares during 1995 and at September 30, 1995, 104,155 shares of common stock were held, at cost, as treasury shares.

Financial condition: In the first, second and third quarters of 1995, the Company declared and paid a dividend of approximately $4.4 million on its common stock. On October 20, 1995, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of October 31, 1995, payable on November 15, 1995.

In March 1995, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which set forth the criteria for impairment of plant, property and equipment and other long-lived assets. Adoption of the Statement is required for years beginning after December 15, 1995. The Company is still reviewing the Statement; however, the Company believes the pronouncement will have no material impact on the Company.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
                     Exhibit No.    Description
                     -----------    -----------

                     10.1 Bontang V Loan Agreement, dated as of July 1, 1995, among BankAmerica International, as Trustee under the Bontang V Trustee and Paying Agent Agreement, as Borrower, Bontang Train-G Project Finance Co., Ltd. ("Tranche A Lender"), the Banks named therein as Tranche B Lenders, The Long-Term Credit Bank of Japan, Limited, New York Branch ("Facility Agent"), The Fuji Bank, Limited ("Intercreditor Agent"), Credit Lyonnais ("Technical Agent"), and Credit Lyonnais, The Fuji Bank, Limited and The Long-Term Credit Bank of Japan, Limited (collectively, the "Arrangers").

                     10.2 Bontang V Producers Agreement, dated as of July 1, 1995, by Perusahaan Pertambangan Minyuak Dan Gas Bumi Negara, Virginia Indonesia Company, OPICOIL Houston, Inc., Virginia International Company, LASMO Sanga Sanga Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia Company and Indonesia Petroleum, Ltd.
                                    (collectively, the "Producers"), in favor of the Tranche A Lender, Facility Agent, Intercreditor Agent, Technical Agent and Arrangers.

                     10.3 Bontang V Trustee and Paying Agent Agreement, dated as of July 1, 1995, among the Producers and BankAmerica
                                    International, as Trustee and Paying Agent.

                     10.4 Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers.

                     10.5 Amendment No. 1 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers.

                     10.6 Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as Agent on behalf of the Majority Tranche B Lenders.

                     10.7 Second Amended and Restated 1973 LNG Sales Contract, dated as of August 3, 1995, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as the Buyers, with related letter agreement, dated August 3, 1995, between Seller and Buyers.

                     10.8 Package V Supply Agreement for Natural Gas in Support of the 1973 LNG Sales Contract Extension, dated June 16, 1995, effective October 6, 1994, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil Company, Inc. and Virginia International Company.

                     10.9 First Amendment to Union Texas Petroleum Savings Plan for Salaried Employees.

                     15             Independent Accountants' Awareness Letter.

                     27.1 Financial Data Schedule for the nine-month period ended September 30, 1995.

      (b)   Reports on Form 8-K

            The Company filed a Form 8-K dated July 14, 1995 to disclose completion of financing on Train G in Indonesia and an update to the offshore Ireland drilling activities.

            The Company filed a Form 8-K dated July 25, 1995 to attach a press release announcing the Company's second quarter earnings.

            The Company filed a Form 8-K dated July 28, 1995 to report the completion of the acquisition of an interest in the Alba Field.

            The Company filed a Form 8-K dated August 18, 1995 to disclose an update of the Company's drilling results on the Kai-Tanimbar-Rebi blocks in Eastern Indonesia and to attach a press release announcing natural gas discoveries in Pakistan.

            The Company filed a Form 8-K dated September 25, 1995 to attach press releases announcing the participation in an exploration concession in Italy, the results of an offshore Tunisia exploration well and the results of an offshore Vietnamese exploration well.

            The Company filed a Form 8-K/A dated October 2, 1995 to include certain historical and pro forma information for the Alba acquisition.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  October 27, 1995                    By:  /s/ DONALD M. MCMULLAN
                                               -------------------------------
                                                 Donald M. McMullan
                                           Vice President and Controller
                                             (Chief Accounting Officer
                                           and officer duly authorized to
                                         sign on behalf of the registrant)

                                 EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------

 10.1 Bontang V Loan Agreement, dated as of July 1, 1995, among BankAmerica International, as Trustee under the Bontang V Trustee and Paying Agent Agreement, as Borrower, Bontang Train-G Project Finance Co., Ltd. ("Tranche A Lender"), the Banks named therein as Tranche B Lenders, The Long-Term Credit Bank of Japan, Limited, New York Branch ("Facility Agent"), The Fuji Bank, Limited ("Intercreditor Agent"), Credit Lyonnais ("Technical Agent"), and Credit Lyonnais, The Fuji Bank, Limited and The Long-Term Credit Bank of Japan, Limited (collectively, the "Arrangers").

 10.2 Bontang V Producers Agreement, dated as of July 1, 1995, by Perusahaan Pertambangan Minyuak Dan Gas Bumi Negara, Virginia Indonesia Company, OPICOIL Houston, Inc., Virginia International Company, LASMO Sanga Sanga Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia Company and Indonesia Petroleum, Ltd. (collectively, the "Producers"), in favor of the Tranche A Lender, Facility Agent, Intercreditor Agent, Technical Agent and Arrangers.

 10.3 Bontang V Trustee and Paying Agent Agreement, dated as of July 1, 1995, among the Producers and BankAmerica International, as Trustee and Paying Agent.

 10.4 Amendment No. 1 to Amended and Restated Badak Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers.

 10.5 Amendment No. 1 to Amended and Restated Bontang Excess Sales Trustee and Paying Agent Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee, and the Producers.

 10.6 Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank of Japan Trust Company, as Agent on behalf of the Majority Tranche B Lenders.

 10.7 Second Amended and Restated 1973 LNG Sales Contract, dated as of August 3, 1995, between Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), as Seller, and Chubu Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co., Ltd., as the Buyers, with related letter agreement, dated August 3, 1995, between Seller and Buyers.

 10.8 Package V Supply Agreement for Natural Gas in Support of the 1973 LNG Sales Contract Extension, dated June 16, 1995, effective October 6, 1994, between Pertamina and Virginia Indonesia Company, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil Company, Inc. and Virginia International Company.

 10.9 First Amendment to Union Texas Petroleum Savings Plan for Salaried Employees.

 15              Independent Accountants' Awareness Letter.

 27.1            Financial Data Schedule for the nine-month period ended
                 September 30, 1995.