Form 10-K405
period 1995-12-31
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1996-03-13
CIK 774214

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                       ON WHICH REGISTERED
        ----------------------------------        ----------------------------------
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

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (sec. 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of February 29, 1996, there were 87,597,350 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding, 65,590,855 of which, having an aggregate market value of $1,295,419,386, were held by non-affiliates of the registrant. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the registrant's 1996 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
Item 1.    Business.....................................................................   1
             Overview...................................................................   1
             Segment Data...............................................................   3
             Reserves...................................................................   4
             Production.................................................................   6
             Oil and Gas Prices and Production Costs....................................   6
             Current Markets for Oil and Gas............................................   7
             Acreage....................................................................   7
             Drilling Activities........................................................   7
             International Exploration and Production...................................   8
                Indonesia...............................................................   8
                U.K. North Sea..........................................................  14
                Pakistan................................................................  17
                Other International.....................................................  18
             Alaska.....................................................................  20
             Petrochemicals.............................................................  20
                Plant Operations........................................................  20
                Storage and Transportation..............................................  21
             Other Matters..............................................................  21
                Environmental...........................................................  21
                Insurance...............................................................  22
                Competition.............................................................  22
                Regulation of Oil and Gas Production and Marketing......................  22
                Employees...............................................................  22
                General.................................................................  22
Item 2.    Properties...................................................................  23
Item 3.    Legal Proceedings............................................................  23
Item 4.    Submission of Matters to a Vote of Security Holders..........................  23

PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........  24
Item 6.    Selected Financial Data......................................................  25
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................  26
Item 8.    Financial Statements and Supplementary Data..................................  32
Item 9.    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.......................................................  58

PART III
Item 10.   Directors and Executive Officers of Registrant...............................  59
Item 11.   Executive Compensation.......................................................  59
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............  59
Item 13.   Certain Relationships and Related Transactions...............................  59

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............  59

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     The Company, the successor to a corporation founded in 1896, is a U.S.-based independent (non-integrated) oil and gas company with worldwide operations. At December 31, 1995, the Company had proved oil and gas reserves of 435 million barrels of oil equivalent. All of the Company's oil and gas producing activities are currently conducted outside of the United States, primarily in Indonesia, the United Kingdom (the "U.K.") sector of the North Sea and Pakistan. The Company also owns an interest in a U.S.-based petrochemical business.

     Unless the context otherwise requires, all references herein to the Company are not intended to imply exact corporate relationships and include Union Texas Petroleum Holdings, Inc., its predecessors and its subsidiaries, including their interests in certain partnerships. Union Texas Petroleum Holdings, Inc. was organized under the laws of the State of Delaware in 1982. The address and telephone number of the Company's principal executive offices are 1330 Post Oak Blvd., Houston, Texas 77056, (713) 623-6544. As of February 29, 1996, the Company had approximately 1,100 full-time employees worldwide.

     The Company's principal current international activities began in the late 1960s with its participation in a joint venture in Indonesia and in two consortia in the U.K. North Sea. In addition, the Company is currently engaged in exploration and production activities in several other countries. International oil and gas properties accounted for 100% of the Company's total proved reserves as of December 31, 1995. A significant portion of the Company's net income attributable to its oil and gas operations in recent periods (excluding the gain on the sales of the Company's U.S. businesses made in 1991) has been generated by its international operations.

     The Company's Indonesian activities consist primarily of its 37.81% working interest in a joint venture that produces natural gas and, to a lesser extent, oil and condensate from several fields in East Kalimantan, Indonesia. The Company holds its interests in this joint venture directly through a wholly owned subsidiary and also indirectly through its 50% interest in Unimar Company ("Unimar"), which is a partnership with a subsidiary of LASMO plc, a U.K. company. Unimar owns ENSTAR Corporation and its subsidiaries, including Virginia Indonesia Company, the operator of the joint venture. The Company's interests in Unimar are reported on its Consolidated Financial Statements as an equity investment (the "Equity Partnership"). See Notes 5 and 17 of Notes to Consolidated Financial Statements for additional information regarding the Equity Partnership.

     Natural gas produced by the East Kalimantan joint venture is converted into liquefied natural gas ("LNG") at facilities owned by Pertamina, the Indonesian national oil company. Currently, LNG is principally sold to two groups of Japanese industrial and utility customers, the national oil company of the Republic of China, a consortium of buyers organized by Osaka Gas, and Korea Gas Corporation, under long-term contracts originally signed in 1973, 1981, 1987, 1990 and 1991, respectively. In 1995, Pertamina extended its 1973 and 1981 long-term LNG sales contracts and signed agreements for two new long-term LNG sales contracts. To supply the additional quantities of LNG called for primarily by the 1973 contract extension, Pertamina is currently constructing a seventh processing train at the Bontang LNG facility, the financing of which was completed during 1995. The construction of the seventh train began in 1995, and completion is expected in late 1997. Negotiations are also currently underway for the construction of an eighth train to support the new sales contracts. The Company is also participating in exploration activities of the East Kalimantan joint venture, as well as exploration activities independent of that joint venture in other parts of Indonesia.

     The Company's principal properties in the North Sea are interests in the Piper, Claymore, Saltire, Chanter, Scapa and Alba oil fields, the Sean gas fields and the Britannia gas and condensate field. The Company owns a 20% working interest in the Piper, Claymore, Saltire, Chanter and Scapa oil fields, which are operated by Elf Enterprise Caledonia Limited and a 25% working interest in the North, South and East Sean gas fields, which are operated by Shell U.K. Limited. In 1995, the Company acquired a 15.5% working interest in Block 16/26, which includes the Alba field, for approximately $270 million. The Alba field commenced production in 1994 and is operated by Chevron U.K. Limited. As of December 31, 1995, the Company had recorded approximately 43 million barrels of oil as proved reserves for the Alba field. In 1994, the Company also acquired a 9.42% unit interest in the Britannia gas field, a portion of which underlies the Alba field, for approximately $159 million. The Britannia field is operated by Britannia Operator Limited, a joint venture between Conoco (U.K.) Limited and Chevron U.K. Limited. As of December 31, 1995, the Company had recorded 46 million barrels of oil equivalent of proved undeveloped reserves for the Britannia field. Production from the Britannia field is expected to begin in late 1998.

     Since 1977, the Company has participated through joint ventures in oil and gas exploration, development and production in the Badin area in Pakistan. Oil production from the Badin area began in 1982, and gas production began in 1989. The Company is the operator of the Pakistan joint ventures with working interests of either 30% or 25.5% in the currently producing fields. In 1995, the Company signed a concession agreement for the Eastern Sindh block in southeastern Pakistan, which covers approximately 1.8 million acres. The Company, as operator, holds a 70% working interest in the concession.

     The Company participates worldwide in exploration for oil and gas in both new venture areas and the Company's producing areas. Current worldwide activity includes interests in Alaska, Tunisia, Italy, Ireland and Argentina, as well as the U.K., Pakistan and Indonesia.

     In the United States, the Company operates the Geismar ethylene plant in which it owns a 41.67% interest. Located near Baton Rouge, Louisiana, the Geismar plant, which has a 1.25 billion annual gross pounds capacity (521 million net), processes gas liquids feedstocks to produce ethylene for sale to several petrochemical manufacturers for the production of plastics used in various consumer products.

     In January 1996, the Board of Directors of the Company approved a $220 million capital expenditure budget for 1996. Approximately $152 million has been budgeted for oil and gas development projects in the U.K. North Sea, Indonesia and Pakistan, including $60 million for the continued development of the Britannia field and $16 million for development activities at the Alba field. The Company has also budgeted approximately $21 million for exploration projects in the U.K. North Sea, Pakistan and Indonesia, $18 million for activities in Alaska, including the Western Colville area on the North Slope, and $16 million in new venture exploration activities primarily in Tunisia, Italy, Ireland and Argentina. The Company has also budgeted approximately $10 million for its U.S. petrochemical interests. Acquisition costs are not included in the capital expenditure budget. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation.

SEGMENT DATA

     The table below summarizes the Company's revenues, net income and identifiable assets by areas of activity for the past three years(a):

                                                                 AS OF OR FOR THE
                                                             YEAR ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1995       1994       1993
                                                           ------     ------     ------
                                                              (DOLLARS IN MILLIONS)
        Exploration and production:
          Sales and operating revenues:
             United Kingdom..............................  $  323     $  260     $  208
             Indonesia...................................     276        278        279
             Pakistan....................................      51         39         49
             Other International.........................       1          1          1
                                                           ------     ------     ------
                       Total.............................  $  651     $  578     $  537
                                                           ======     ======     ======
          Net income (loss):
             United Kingdom..............................      46         27         23
             Indonesia...................................      95         94         89
             Pakistan....................................      14         10         16
             Other International.........................     (49)       (25)       (26)
             United States (Alaska)......................      (6)        (7)       (34)
                                                           ------     ------     ------
                       Total.............................  $  100     $   99     $   68
                                                           ======     ======     ======
          Identifiable assets:
             United Kingdom..............................   1,168        887        695
             Indonesia...................................     459        473        476
             Pakistan....................................      46         40         37
             Other International.........................       9         11          5
             United States (Alaska)......................      13          8          8
                                                           ------     ------     ------
                       Total.............................  $1,695     $1,419     $1,221
                                                           ======     ======     ======
        Petrochemicals:
          Sales and operating revenues...................  $  200     $  169     $  145
          Net income(b)..................................      38         15          5
          Identifiable assets............................     111        108         91

---------------

(a) Net income (loss) and identifiable assets do not give effect to general and administrative items. See Note 13 of Notes to Consolidated Financial Statements for additional data.

(b) Includes assumed U.S. taxes at regular statutory tax rates. The Company, however, was subject to the U.S. corporate alternative minimum tax.

     As reflected in the preceding table, a significant portion of the Company's income was generated from its overseas operations, particularly its participation in the producing fields in the East Kalimantan area of Indonesia and in the U.K. North Sea. The Company's overseas operations are subject to certain risks, including expropriation of assets, governmental reinterpretation of applicable laws and contract terms, increases in taxes and government royalties, renegotiation of contracts with foreign governments or customers, foreign government approvals of lease, permit or similar applications and of exploration and development plans, political and economic instability, disputes between governments, payment delays, export restrictions, limits on allowable levels of exploration and production and currency shortages, exchange losses and repatriation restrictions, as well as changes in laws and policies governing operations of companies with overseas operations, including more strict environmental regulation. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the U.S. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Foreign operations and investments may also be subject to laws and policies of the U.S. affecting foreign trade, investment and taxation that could affect the conduct and profitability of those operations. See "Current Markets for Oil and Gas" below and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     All of the Company's oil and gas activities are subject to the risks usually associated with exploration for, and development and production of, oil and gas, including blowouts, cratering, oil spills, fires and adverse or seasonal weather conditions. Offshore operations are also subject to marine perils and extensive governmental regulations, as well as interruption or termination by governmental authorities based on environmental or other considerations. The Company's petrochemical operations are subject to certain additional risks, including the breakdown or failure of equipment, the performance of equipment at levels below those originally projected, and explosions, fires, floods and other catastrophic events. The occurrence of any of these events could cause injury to life or property, interruptions in operations or increases in the costs of operations. As is customary in the oil and gas and petrochemical industries, the Company reviews its safety equipment and procedures and carries insurance against some, but not all, of these risks. In particular, the Company's environmental insurance and pollution coverage contain certain limitations in coverage. Losses and liabilities arising from such events would reduce revenues and increase costs to the Company to the extent not covered by insurance. See "Other Matters" below.

RESERVES

     The following table sets forth information regarding the Company's estimates of its proved net reserves as of December 31, 1995. The Company's estimates of reserves filed with federal agencies, including the Securities and Exchange Commission, agree with the information set forth below. For additional information, see Note 17 of Notes to Consolidated Financial Statements.

                                                                                                       OIL EQUIVALENTS
                               OIL (MBBLS)(A)(B)                    GAS (MMCF)(B)                       (MBOE)(A)(B)
                       -------------------------------    --------------------------------    --------------------------------
                       DEVELOPED  UNDEVELOPED   TOTAL     DEVELOPED  UNDEVELOPED   TOTAL      DEVELOPED   UNDEVELOPED   TOTAL
                       ---------  -----------  -------    ---------  -----------  --------    ---------   -----------  -------
United Kingdom.........  67,147     38,567     105,714      139,413     204,719     344,132     91,184      73,863     165,047
Indonesia(c)...........  17,041      1,901      18,942      758,942     139,432     898,374    147,893      25,941     173,834
Pakistan...............   3,215      1,168       4,383       58,642      62,780     121,422     13,325      11,993      25,318
Other International....      19                     19                                              19                      19
                         ------     ------     -------    ---------     -------   ---------    -------     -------     -------
        Total..........  87,422     41,636     129,058      956,997     406,931   1,363,928    252,421     111,797     364,218
                         ------     ------     -------    ---------     -------   ---------    -------     -------     -------
Equity Partnership:
  Indonesia(c).........   6,926        785       7,711      307,102      57,977     365,079     59,875      10,781      70,656
                         ------     ------     -------    ---------     -------   ---------    -------     -------     -------
        Total..........  94,348     42,421     136,769    1,264,099     464,908   1,729,007    312,296     122,578     434,874
                         ======     ======     =======    =========     =======   =========    =======     =======     =======

---------------

(a) For the purpose of calculating reserves, oil includes condensate and for the U.K., oil also includes natural gas liquids.

(b) Unless otherwise indicated in this Annual Report on Form 10-K, gas volumes are stated at the legal pressure base of the area or country in which the reserves are located and at 60 degrees Fahrenheit. As used herein, the term "BTU" means British thermal unit, the term "TBtu" means trillion BTUs, the term "MMBtu" means million BTUs, the term "Mcf" means thousand cubic feet, the term "MMcf" means million cubic feet, the term "Bcf" means billion cubic feet, the term "Tcf" means trillion cubic feet, the term "Bbl" means barrel, the term "MBbls" means thousands of barrels, the term "MMBbls" means millions of barrels, the term "boe" means barrel of oil equivalent, the term "Mboe" means thousand barrels of oil equivalent and the term "MMboe" means million barrels of oil equivalent. Gas is converted into a barrel of oil equivalent based on 5.8 Mcf of gas to one barrel of oil. The term "LNG" means liquefied natural gas and the term "LPG" means liquefied petroleum gas.
                                             (Notes continued on following page)

(c) Information regarding Indonesian reserves relates to the Company's net interest in a production sharing contract between the Indonesian joint venture and Pertamina. The joint venture has no ownership interest in the reserves but does have the right to share revenues and production and is entitled to recover most field and other operating costs and capital depreciation. The reserve estimates, which are based on year-end prices, are subject to revision as product prices and costs fluctuate due to the cost recovery feature under the production sharing contract. The impact on reserves is inversely related to price changes and directly related to changes in field operating and capital costs. In addition, reserve estimates are subject to revision due to the effect that price fluctuations generally have on estimates of recoverable reserves. Debt relating to the LNG processing facilities owned by Pertamina is serviced from proceeds of LNG sales prior to the distribution of such proceeds primarily to the members of the joint venture, Pertamina and the other production sharing contractors. The debt obligation is not the obligation of the joint venture. Debt service relating to such facilities is accounted for in the Company's reserve estimates as a cost of production and operation. Such debt service is deducted in estimating future net revenues to be distributed among Pertamina and the production sharing contractors, including the joint venture and the Company's interest therein. See "International Exploration and
    Production -- Indonesia" below and Note 17 of Notes to Consolidated Financial Statements.

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

     In general, the Company's volume of production from oil and gas properties declines with the passage of time. In addition, the Company's and its co-venturers' participation share of gas volumes supplied to support Indonesian LNG sales contract extensions or additions will be significantly less than their participation share under the original long-term sales contracts. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration or development activities, or both, the proved reserves of the Company, and the revenues generated from production thereof (assuming no price increases), will decline as reserves are produced. Drilling activities are expensive and subject to numerous risks, including the risk that no commercially viable oil or gas production will be obtained. Increases or decreases in prices of oil and gas and in cost levels, along with the timing of development projects, will also affect revenues generated by the Company and the present value of estimated future net cash flows from its properties. Revenues generated from future activities of the Company are highly dependent upon the level of success in acquiring, finding or developing additional reserves. See Notes 1 and 17 of Notes to Consolidated Financial Statements.

     The Company's reserve and production replacement strategy combines exploitation, development drilling in proven areas and focused worldwide exploration activities. The Company also continues to evaluate acquisitions to add proved developed and undeveloped reserves with upside potential. The Company's future oil and natural gas production is highly dependent on its level of success in these activities, and there can be no assurance that such activities will result in additional reserves and production. For a discussion of the Company's production, see "International Exploration and Production" below.

PRODUCTION

     The following table sets forth the Company's average daily production of oil, natural gas liquids and gas during 1995, 1994 and 1993:

                                                                                              EQUITY
                                                        UNITED                              PARTNERSHIP
                                                        KINGDOM    INDONESIA    PAKISTAN     INDONESIA
                                                        -------    ---------    --------    -----------
Oil (MBbls per day):
  1995................................................     40           6           5             2
  1994................................................     35           6           5             2
  1993................................................     27           6           5             2
Natural gas liquids
  (MBbls per day):
  1995................................................      2           1
  1994................................................      2           1
  1993................................................      1           1
Gas (MMcf per day):
  1995................................................     34         251(a)       45            83(a)
  1994................................................     24         266(a)       43            88(a)
  1993................................................      8         242(a)       43            80(a)

---------------

(a) Includes gas consumed in the operation of the Indonesian LNG plant.

OIL AND GAS PRICES AND PRODUCTION COSTS

     The Company's average sales prices and production costs of oil, natural gas liquids and gas for 1995, 1994 and 1993 were as follows:

                                                                                              EQUITY
                                                      UNITED                                PARTNERSHIP
                                                      KINGDOM    INDONESIA      PAKISTAN     INDONESIA
                                                      -------    ---------      --------    -----------
Average sales prices:
Per Bbl of oil
  1995..............................................  $16.14      $ 17.14        $14.24       $ 17.14
  1994..............................................   14.99        15.78         13.43         15.78
  1993..............................................   15.10        17.26         15.04         17.26
Per Bbl of natural gas liquids
  1995..............................................   10.92        18.11
  1994..............................................    9.46        17.56
  1993..............................................   10.38        17.89
Per Mcf of gas
  1995..............................................    2.78         2.90(a)       1.32          2.90(a)
  1994..............................................    2.57         2.72(a)       1.07          2.72(a)
  1993..............................................    2.49         3.00(a)       1.26          3.00(a)
Average production costs per boe(b):
  1995..............................................    5.05         3.02(c)       3.55          2.72(c)
  1994..............................................    5.56         3.06(c)       2.80          2.83(c)
  1993..............................................    7.68         3.49(c)       2.72          3.17(c)

---------------

(a) Includes natural gas sold to fertilizer plants and a refinery. The average sales price for LNG for 1995, 1994 and 1993 was $3.03, $2.85 and $3.17 per Mcf, respectively.

(b)  Primarily includes expenditures for operating expenses.

(c) Includes plant processing costs and debt service on the Indonesian LNG processing facilities.

CURRENT MARKETS FOR OIL AND GAS

     Revenues generated from the Company's operations are highly dependent upon the prices of and demand for oil and gas. The unsettled energy market makes it difficult to estimate future prices and sales volumes of natural gas and crude oil. Prices received by the Company for its oil and gas production are affected by a number of factors beyond the control of the Company, including worldwide supplies of oil and gas, changing international economic and political conditions, contract enforceability, insolvency of other parties, domestic and foreign energy legislation, weather, environmental conditions, regulations and events, and actions of major petroleum producers including members of the Organization of Petroleum Exporting Countries. The Company cannot predict whether oil or gas prices will remain at, or increase or decline from, current levels. If oil prices decline, the price for a significant portion of the natural gas produced from the Company's properties, including the sales price for LNG, will also decline.

ACREAGE

     The following table summarizes the Company's developed and undeveloped acreage at December 31, 1995, by geographic area. As used herein and in "Drilling Activities" below, the term "gross" refers to acres or wells in which the Company owns a working interest, and the term "net" refers to gross acres or wells multiplied by the percentage of the working interest owned by the Company.

                                                    DEVELOPED ACRES        UNDEVELOPED ACRES
                                                    ---------------       -------------------
                                                    GROSS       NET       GROSS         NET
                                                    -----       ---       ------       ------
                                                             (NUMBERS IN THOUSANDS)
    United States (Alaska)........................                           399          199
    United Kingdom................................   146        20           887          144
    Indonesia.....................................    97        25        14,324        6,977
    Pakistan......................................    31         9         3,857        1,785
    Other International...........................                        12,948        7,384
                                                                --
                                                     ---                  ------       ------
              Total...............................   274        54        32,415       16,489
                                                     ===        ==        ======       ======
    Equity Partnership:
      Indonesia...................................    97(a)     11         1,046(a)       121
                                                     ===        ==        ======       ======

---------------

(a) The Company also has a direct interest in such gross developed and undeveloped acreage, which is included above in the Company's gross acreage for Indonesia.

DRILLING ACTIVITIES

     At December 31, 1995, the Company's total gross and net productive oil and gas wells, including multiple completions, by geographic area, were as shown in the table below. The gross number of oil and gas wells with multiple completions was 232.

                                                       OIL WELLS                GAS WELLS
                                                   ------------------       ------------------
                        AREA                       GROSS        NET         GROSS        NET
    ---------------------------------------------  -----       ------       -----       ------
    United Kingdom...............................    64         12.31         22          4.05
    Indonesia....................................    74         18.60        382         92.95
    Pakistan.....................................    42         12.47         51         14.90
    Other International..........................     1           .13
                                                    ---         -----       ----        ------
              Total..............................   181         43.51        455        111.90
                                                    ===         =====       ====        ======
    Equity Partnership:
      Indonesia..................................    74(a)       8.19        382(a)      40.94
                                                    ===         =====       ====        ======

---------------

(a) The Company also has a direct interest in such wells, which is included above in the Company's gross wells for Indonesia.

     The net productive and dry exploratory wells drilled during 1995, 1994 and 1993, by geographic area, were as follows:

                                                               EXPLORATORY WELLS
                                               -------------------------------------------------
                                                     PRODUCTIVE                    DRY
                                               ----------------------     ----------------------
                      AREA                     1995     1994     1993     1995     1994     1993
    -----------------------------------------  ----     ----     ----     ----     ----     ----
    United States (Alaska)...................                                       .56     1.10
    United Kingdom...........................           .25                .73      .20      .80
    Indonesia................................                              .33      .26     1.29
    Pakistan.................................  1.42     .56      1.11     1.63     1.11     1.76
    Other International......................                             1.90      .75     1.05
                                               ----     ---      ----     ----     ----     ----
              Total..........................  1.42     .81      1.11     4.59     2.88     6.00
                                               ====     ===      ====     ====     ====     ====
    Equity Partnership:
      Indonesia..............................                                       .11      .35
                                                                                   ====     ====

     The net productive and dry development wells drilled during 1995, 1994 and 1993, by geographic area, were as follows:

                                                               DEVELOPMENT WELLS
                                               --------------------------------------------------
                                                     PRODUCTIVE                     DRY
                                               -----------------------     ----------------------
                      AREA                     1995     1994     1993      1995     1994     1993
    -----------------------------------------  ----     ----     -----     ----     ----     ----
    United Kingdom...........................  1.36     1.20      2.80     .20
    Indonesia................................  3.90     5.59      6.83
    Pakistan.................................   .86      .60      1.20     .26      .60
                                               ----     ----     -----     ---      ---      ---
              Total..........................  6.12     7.39     10.83     .46      .60
                                               ====     ====     =====     ===      ===      ===
    Equity Partnership:
      Indonesia..............................  1.72     2.47      3.01
                                               ====     ====     =====     ===      ===      ===

     At December 31, 1995, wells in progress were as follows:

                                                         EXPLORATORY            DEVELOPMENT
                                                       ----------------       ----------------
                                                       GROSS       NET        GROSS       NET
                                                       -----       ----       -----       ----
    United States (Alaska)...........................     7        1.47
    United Kingdom...................................                            13       1.40
    Indonesia........................................     1         .26          14       3.42
    Pakistan.........................................     2         .51
                                                         --                      --
                                                                   ----                   ----
              Total..................................    10        2.24          27       4.82
                                                         ==        ====          ==       ====
    Equity Partnership:
      Indonesia......................................     1(a)      .12          14(a)    1.51
                                                         ==        ====          ==       ====

---------------

(a) The Company also has a direct interest in such wells, which is included above in the Company's gross wells for Indonesia.

     At December 31, 1995, there were pressure maintenance programs in the U.K. North Sea and in Pakistan.

INTERNATIONAL EXPLORATION AND PRODUCTION

  Indonesia

     The Company is engaged in oil and gas exploration, development and production in Indonesia, primarily through a joint venture group it joined in 1969. Under a production sharing contract with Pertamina, the

Indonesian national oil company, which currently covers approximately 1.1 million acres, the joint venture produces gas and, to a lesser extent, oil and condensate, in the East Kalimantan area. Substantially all of the natural gas produced by the joint venture is supplied, pursuant to long-term contracts with Pertamina, to a liquefaction plant owned by Pertamina at Bontang Bay, approximately 35 miles from the production areas. At the Bontang plant, gas is converted into LNG in parallel processing units ("trains") by reducing the temperature of the gas to approximately minus 161 degrees Celsius. The Bontang plant currently has six trains in operation, and construction of the seventh train by Pertamina is scheduled for completion in late 1997. Negotiations are currently underway for an eighth train, the construction of which is expected to begin in late 1997 or 1998. After conversion, the LNG is pumped into specially designed tankers (owned by third parties) and transported to purchasers in the Pacific Rim, where it is returned to its original gaseous form and used for fuel by electric utilities and industry. The Bontang plant also processes LPG.

     Production Sharing Contract and Drilling. The joint venture's production sharing contract with Pertamina grants the joint venture the right to share in the production and revenues from the contract area, but not ownership rights in the oil and gas reserves. The joint venture's contract area in East Kalimantan includes substantial portions of two fields, Badak and Nilam, as well as several other fields. The joint venture has relinquished 20% of the area covered by the production sharing contract since 1990 when the contract was extended and is required to relinquish the following additional amounts of the area covered by the contract: 10% by August 7, 1998, 10% by December 31, 2000, 15% by December 31, 2002, and 15% by December 31, 2004. The joint venture, however, is not obligated to relinquish any area from which oil or natural gas is produced.

     The production sharing contract originally expired in 1998, but in 1990, Pertamina and the joint venture amended the production sharing contract and extended the joint venture's right to explore, develop and produce oil and gas in the contract area until 2018 through a second production sharing contract, containing terms and conditions generally similar to the amended production sharing contract. References herein to the production sharing contract mean the production sharing contract in effect for the applicable time period. The production sharing contract entitles the joint venture participants to recover most field and other operating costs, as well as capital depreciation, and to receive, net of Indonesian taxes, 35% of the remaining gas production until August 1998, and 25% or 30%, depending upon the applicable sales contract, with some exceptions, of such production for the remaining term of the contract. The production sharing contract also entitles the joint venture participants to take their respective shares of oil and condensate production in kind, and after recovering operating expenses and capital depreciation, to retain 15% of the proceeds from sales of such production, net of Indonesian taxes. Proceeds from the sale of oil and condensate (except for that sold pursuant to the joint venture's domestic market obligation) are currently based on official Indonesian crude oil prices and reflect world market prices.

     The Company owns a 37.81% working interest in the joint venture (26.25% directly and 11.56% through subsidiaries of Unimar, the Equity Partnership). The Company's 11.56% indirect interest is subject to the right of holders of Unimar's Indonesian Participating Units ("IPUs") to receive a percentage of certain cash flow resulting from Unimar's interest in the joint venture until September 25, 1999, at which time the IPUs will expire with no residual value to the holder. In 1995, approximately one-fourth of the Company's interest in such cash flow of Unimar was burdened by such payment obligation. Virginia Indonesia Company, a participant in the joint venture and a subsidiary of Unimar, acts as operator of the joint venture. The vote of participants holding 66 2/3% of the total joint venture ownership interest is generally required for approval of significant matters pertaining to the joint venture.

     At December 31, 1995, proved reserves (net) attributable to the Company's total interest in the joint venture were approximately 1.3 Tcf of gas and 27 MMBbls of oil and condensate. The reserve estimates, which are based on year-end prices, for the Company's net interest in the production sharing contract are subject to revision as product prices and costs fluctuate due to the cost recovery feature under the contract. The impact on reserves is inversely related to price changes and directly related to changes in field operating and capital costs. In addition, reserves are subject to revision due to the effect that price fluctuations generally have on estimates of recoverable reserves. See Note 17 of Notes to Consolidated Financial Statements.

     Substantially all of the joint venture's natural gas production and reserves are committed to several long-term supply agreements with Pertamina, which obligate the joint venture to supply certain minimum quantities of natural gas. The Company believes that there are adequate reserves in the joint venture's production sharing contract area to supply natural gas under the joint venture's contractual commitments outstanding as of December 31, 1995. Pertamina continues to make progress in marketing additional LNG volumes. The percentage of the natural gas supplied by the joint venture in support of future LNG or LPG sales contracts, or renewals or extensions of existing long-term sales contracts, is dependent primarily upon the uncommitted reserves of natural gas that the joint venture has in its production sharing contract area at the time that Pertamina establishes the allocation of the natural gas supply for such sales contracts among the various contractor groups in the East Kalimantan area. Because a substantial portion of the joint venture's reserves of natural gas has been committed to support existing LNG sales contracts, the Company expects that absent the discovery of significant additional natural gas reserves in the joint venture's contract area, the joint venture's participation in future new sales contracts for LNG and LPG, or in extensions or renewals of existing long-term contracts, will be less than its current participation in existing contracts.

     In 1995 and 1994, 16 and 23 successful development wells, respectively, were drilled in fields in East Kalimantan. During 1996, the Company expects to spend approximately $37 million on development projects. The joint venture also continues to evaluate the East Kalimantan area to identify additional gas prospects. All of these expenditures will be cost recoverable pursuant to the production sharing contract.

     The joint venture participants are required collectively to sell approximately 8.5% of the total oil and condensate production from most existing fields in the contract area at $0.20 per barrel for domestic Indonesian consumption. The domestic market obligation is suspended, however, for the first 60 months of production from new fields in the contract area, after which the price will be 10% of the realized Indonesian export price. These obligations are factored into the Company's net reserves estimates. Each participant's remaining oil and condensate production is generally sold in world oil markets. In addition to the oil and condensate sold for domestic use, the joint venture supplies gas for domestic consumption, and the amount supplied for such purposes may increase or decrease in the future. Profits from gas supplied for domestic consumption, which was sold at an average price of $1.07 per Mcf in 1995, are less than from gas supplied for LNG. Gas supplied for domestic consumption constituted less than 6% of the joint venture's gas production during 1995.

     Bontang Plant. At the Bontang plant, natural gas supplied by the joint venture and other production sharing contractors is converted to LNG and shipped in LNG tankers ("cargoes"). These specially designed tankers vary in size and the term "cargo" as used herein means 125,000 cubic meters of LNG. In 1995 and 1994, deliveries from the plant were 240 gross cargoes and 247 gross cargoes of LNG, respectively. During 1993, the completion of the debottlenecking project on the first four trains and the completion of the sixth train increased the production capacity of the Bontang plant to approximately 275 gross cargoes per year. The Bontang plant currently has additional unused processing capacity; however, sales of LNG starting in 1998 under recently finalized sales contracts will begin to use this excess capacity. See "Sales Contracts" below for more information.

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

     The Bontang plant is owned by Pertamina and operated on a cost-reimbursement basis by a corporation owned in part by the joint venture. The financing of the original two trains was repaid in 1990, and the financing for the second two trains was repaid in 1993. Financing for construction of the fifth train at the Bontang plant was provided principally from Japanese sources through a funding arrangement under which debt service is paid by the Trustee (as defined below) to the lenders from the proceeds of LNG sales, primarily under the contract signed in 1987 with Chinese Petroleum Corporation ("CPC"), the national oil company of the Republic of China (Taiwan). Final repayment is scheduled in 2000. In 1991, Pertamina arranged $750 million under a similar financing arrangement for the construction of the sixth train and associated facilities at the Bontang plant. Construction began in 1991 and was completed in late 1993 at a cost of approximately $700 million. Repayment began in 1994 from proceeds of the Osaka contract (as defined below), and final repayment is scheduled in 2004. In July 1995, a $969.5 million financing was completed for the seventh train, third dock, LPG expansion and other support facilities. The financing was provided from Japanese sources through arrangements similar to those used to finance the Bontang plant's fifth and sixth trains. Repayment is scheduled to begin in 1998 principally from the proceeds of the short-term LNG sales contracts with CPC and Korea Gas Corporation ("KGC") and starting in 2000, from the proceeds of the extension of the 1973 contract. The construction of the seventh train began in 1995 and is currently scheduled for completion in late 1997. Financings of the fifth, sixth and seventh trains are nonrecourse to both Pertamina and the joint venture.

     Sales Contracts. The joint venture currently has gas supply agreements with Pertamina that support the long-term and short-term LNG sales contracts and obligate the joint venture to provide certain quantities of natural gas for fulfillment of Pertamina's obligations pursuant to the LNG sales contracts. The supply agreements terminate concurrently with the expirations of their respective LNG sales contracts. The extent of the joint venture's obligation to supply natural gas in support of Pertamina's LNG sales contracts and its right to receive revenues attributable to the sale of LNG under such contracts vary among the sales contracts. In 1995 and 1994, 99 Bcf and 108 Bcf, respectively, net to the Company, were delivered to Pertamina under these supply agreements. 1996 is expected to represent a peak year for production for the joint venture.

     LNG is currently sold by Pertamina to two groups of Japanese industrial and utility customers and to CPC under long-term contracts signed in 1973, 1981 and 1987, respectively. Additionally, sales of LNG began in November 1994 under a long-term contract signed in 1990 with a consortium of buyers organized by Osaka Gas, a Japanese utility (the "Osaka contract"). LNG is also sold by Pertamina under additional long-term contracts with KGC signed in 1983 and 1991 (the "Korean Carryover" and "Korea II" contracts, respectively) and beginning in 1996, under the long-term Mid-Cities Gas Companies ("MCGC") contract signed in 1992. Some of the added capacity from the expansion of the LNG facilities during 1993 is also used to supply LNG sold under short-term contracts to Japanese, Korean and Taiwanese buyers. The sales price under the LNG sales contracts is tied to an average of prices for exported Indonesian crude oil.

     In 1995, Pertamina finalized agreements to extend the LNG contracts originally signed in 1973 and 1981 until 2010 and 2011, respectively. Pertamina also signed agreements for two new long-term LNG sales contracts with CPC (Badak
VI) and KGC (Badak V), which provide for LNG sales from 1998 until 2017. To support the supply of the additional quantities of LNG required primarily by the 1973 extended contract, Pertamina is currently constructing the seventh train. In addition, Pertamina, the joint venture and the other production sharing contract groups are currently planning the development, financing and construction of an eighth train, which is anticipated to begin construction in late 1997 or 1998, primarily to support the supply of quantities of LNG required by the new CPC and KGC long-term contracts. The construction of the eighth train, and accordingly the new CPC and KGC sales contracts in support thereof, are subject to Indonesian governmental approval.

     The Company's right to receive revenues from the sale of LNG and LPG under any future new contracts or extensions or renewals of existing contracts, including the 1973 and 1981 contract extensions and the new CPC and KGC long-term contracts, is affected by the allocation of the gas supply obligation in support of such contracts among the joint venture and the other production sharing contractors supplying gas to the Bontang plant. This allocation is set by Pertamina and is primarily based upon uncommitted reserves of natural gas available at the time Pertamina makes the allocation. The allocation to the Company's joint venture in such contracts has declined over time since the initial 1973 contract allocation at 97.9%, when the joint venture was virtually the only supplier to the Bontang plant, to the present when there are two other major production sharing contractors supplying gas to the Bontang plant and sharing in the allocation of volumes. In 1995, Pertamina set the participation of the joint venture for most of the quantities required by the 1973 contract extension and for certain years of the new CPC and KGC long-term contracts at 21.6% based upon the joint venture's uncommitted reserves as of May 31, 1994, which percentage is less than the joint venture's participation in other existing LNG contracts. Pertamina has not yet allocated among the joint venture and the other production sharing contractors supplying natural gas to the Bontang plant the natural gas supply obligation in support of the extension of the 1981 contract or the remaining years of the new CPC and KGC long-term contracts; however, the Company expects that the joint venture's participation will be less than 21.6%. A final determination regarding the joint venture's participation percentage for a portion of the 1981 extension and the remaining years of the new CPC and KGC long-term contracts will be based upon reserves certified as of April 1995 and is expected in 1996. A final determination for the last year of the 1973 extension and the rest of the 1981 extension is not expected before 1999. Because the joint venture's participation percentage will be less, the joint venture's and the Company's right to receive revenues attributable to the sale of LNG under the extensions of the 1973 and 1981 contracts and the new CPC and KGC long-term contracts will be less than that under the original contracts with those buyers. The Company cannot predict the percentage participation that the joint venture will have in other future contracts. The Company expects, however, that absent the discovery of significant additional gas reserves in the joint venture's contract area, the joint venture's percentage participation in such future sales contracts will be less than that currently received. See the table presented below for additional information.

     The 1973 and 1981 contracts (including extensions thereof) and the CPC, CPC (Badak VI), Osaka, Korean Carryover, Korea II, KGC (Badak V) and MCGC contracts (collectively, the "long-term contracts") contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities even if not taken. Prior to any extensions, the initial term of each long-term contract is approximately 20 years. The other contracts described in the table are short-term contracts and generally have a term of ten years or less. Of the remaining LNG sales volumes to be delivered after December 31, 1995, under all of the contracts described in the table below, the long-term contracts and the short-term contracts represent approximately 98% and 2%, respectively, of such deliveries.

     The following table sets forth information regarding the Bontang LNG plant's share of LNG sales contracts at December 31, 1995:

                                                                                                   JOINT
                                                                                                 VENTURE'S
                                                          REMAINING                               SHARE OF
                                                           LNG                                   REMAINING
                                                          SALES                                  LNG SALES
                                            CONTRACT      VOLUMES       JOINT VENTURE             VOLUMES
                                              TERM        (TBTU)    PARTICIPATION % (A)(B)       (TBTU) (C)
                                           ----------     -----     ----------------------       ----------
    LONG-TERM:
      1973...............................  1977-1999        704         97.9/27.2                   374
      1973 Extension.....................  2000-2010      4,797            (d)                       (d)
      1981...............................  1983-2003      1,364         66.4/29.6                   859
      1981 Extension.....................  2003-2011      1,470            (e)                       (e)
      CPC................................  1990-2009      1,221           29.6                      361
      CPC (Badak VI).....................  1998-2017      1,729            (f)                       (f)
      Osaka..............................  1994-2013      2,154           27.2                      586
      Korean Carryover...................  1986-2006        159           50.0                       79
      Korea II...........................  1994-2014        918           27.2                      250
      KGC (Badak V)......................  1998-2017      1,062            (f)                       (f)
      MCGC...............................  1996-2015        361           27.2                       98
    SHORT-TERM:
      Toho...............................  1988-1999         40         29.6/27.2                    12
      KGC MOA............................  1995-1999        279           21.6                       60
      CPC MOA............................  1998-1999         46           21.6                       10

---------------

(a) The joint venture's participation percentage is set by Pertamina based upon uncommitted reserves of the various production sharing contractors supplying gas to the Bontang plant. The participation percentages determined by Pertamina apply to new contracts, or amendments or extensions of contracts, entered into during certain time periods. During 1995, Pertamina set the joint venture's participation percentage at 21.6%, based upon the joint venture's uncommitted natural gas reserves certified as of May 1994, for the 2000-2009 period of the extension of the 1973 contract, the first two years of the CPC (Badak VI) and KGC (Badak V) contracts and, in general, for sales of LNG during the period from 1994 to 1999 under new contracts or renewals or extensions of existing contracts. Pertamina has not yet established the joint venture's participation percentage in the first five and a half years of the 1981 extension or the 2000-2017 period of the CPC (Badak VI) and KGC (Badak V) long-term contracts; however, the Company expects the percentage to be less than 21.6%. The Company expects a final determination from Pertamina in 1996. For other future sales contracts, including the remaining term of the 1981 extension and the final year of the 1973 extension, the Company cannot predict the participation percentage of the joint venture in such contracts, although absent the discovery of significant additional gas reserves in the joint venture's contract area, the participation percentage is expected to be less than 21.6%.

(b) Those contracts that show two joint venture participation percentages have been amended or extended to provide for additional deliveries. The second percentage indicates the portion of gas to be supplied under the amendment or extension of such contract by the joint venture. The joint venture has a 97.9% and 27.2% interest in 258 and 446 remaining TBtus, respectively, of the total 704 TBtus remaining to be sold under the 1973 contract; a 66.4% and 29.6% interest in 1,238 and 126 remaining TBtus, respectively, of the total 1,364 TBtus remaining to be sold under the 1981 contract; and a 29.6% and 27.2% interest in 26 and 14 remaining TBtus, respectively, of the total 40 TBtus remaining to be sold under the Toho contract.

(c) The joint venture's share of remaining LNG sales volumes represents volumes available to the joint venture under the sales contracts for servicing its share of plant operating and debt service costs, as
                                             (Notes continued on following page)
     applicable, for recovering exploration, development and production costs and for profit sharing between the joint venture and Pertamina.

(d) As discussed in footnote (a) above, the joint venture's participation in the 1973 extension is 21.6% for the period 2000-2009. The joint venture's share of the contracted volumes for such period is 942 TBtus.

(e) As discussed in footnote (a) above, the joint venture's participation in the 1981 extension has not been determined by Pertamina.

(f) As discussed in footnote (a) above, the joint venture's participation in the CPC (Badak VI) contract and KGC (Badak V) contract is 21.6% for the period 1998-1999. The participation percentage for the contract years 2000 and beyond has not been determined by Pertamina. The joint venture's share of the contracted volumes under the CPC (Badak VI) and KGC (Badak V) contracts for the period 1998-1999 is 9 TBtus and 22 TBtus, respectively.

     In general, the processing and operating costs of the Bontang plant are charged to each LNG and LPG sales contract during each year based upon the ratio of the sum of BTUs of LNG and LPG processed by the Bontang plant for each contract to the total number of BTUs processed by the Bontang plant.

     Under the 1973, extended 1973, extended 1981, Korean Carryover, MCGC, CPC and CPC (Badak VI) long-term contracts and, in general, the short-term contracts, LNG is sold on a delivered basis (i.e., title and risk of loss do not pass until the LNG is unloaded at the customers' facilities). Under the 1981, Osaka, Korea II and KGC (Badak V) contracts, LNG is delivered F.O.B. (i.e., title and risk of loss pass upon loading at Pertamina's port facility). Payments for LNG under all of the LNG sales contracts are, or will be, made by the purchasers in U.S. dollars directly to a bank in the United States that acts as trustee and paying agent (the "Trustee") with respect to sales proceeds. Bontang plant processing fees, debt service with respect to plant financings, transportation (as required) and other costs are deducted from sales proceeds, and the balance is then distributed to Pertamina, the members of the joint venture and the other production sharing contractors.

     At December 31, 1995, the average LNG price under all contracts supplied from the Bontang plant was $2.83 per MMBtu, or $3.13 per Mcf. Prices under the contracts are subject to monthly adjustments. As of December 31, 1995, January 31, 1996, and March 1, 1996, the average price for the group of crude oils used to determine the price of LNG was $18.16, $19.10 and $18.70 per Bbl, respectively. The Company is unable to predict the amount or timing of future changes in the price of this group of crude oils. Every $1.00 change in the average of the price of this group of crude oils results in approximately a $0.17 per Mcf change in the price of LNG.

     Pertamina also sells LPG produced at the LPG processing facilities at the Bontang plant under seven contracts with Japanese purchasers, each of which is for a ten-year term. The Bontang plant delivers an aggregate of up to 800,000 metric tons of LPG (5.9 MMboe) per year to support these contracts. The joint venture currently has 29.6% and 21.6% participations in the gas processed at the Bontang plant to supply quantities of LPG to be sold under the LPG contracts. Pertamina may from time to time sell quantities of LPG outside of the seven LPG contracts, and to the extent that such sales are made, the joint venture currently will have a 21.6% participation in the gas processed at the Bontang plant to supply those additional sales. A significant portion of the LPG sales proceeds from sales under the seven contracts is dedicated to the repayment of financing of the LPG processing facilities at the Bontang plant.

  U.K. North Sea

     The Company's principal U.K. North Sea properties include interests in the Piper, Claymore, Saltire, Chanter, Scapa and Alba oil fields, the Sean gas fields and the Britannia gas and condensate field. The Company also owns a 20% interest in the Flotta terminal and pipeline system located in the Orkney Islands in Scotland.

     Piper and Claymore Fields. In 1971, the Company joined a consortium of companies, of which Elf Enterprise Caledonia Limited is now the operator, to explore for oil and gas in certain areas of the North Sea. The Company has a 20% working interest (17.5% revenue interest after government royalty) in the Piper and Claymore fields discovered in 1972 and 1974, respectively. Production from Piper and Claymore originally began in late 1976 and late 1977, respectively and after being shut down in July 1988, Claymore recommenced in 1989, and Piper recommenced in 1993 from a new fixed platform ("Piper B"). Oil production from the fields is transferred 135 miles via the joint venture's pipeline to the Flotta terminal. The proved reserves (net) as of December 31, 1995, contained in the Piper and Claymore fields are 17 MMboe and 19 MMboe, respectively. Average daily production of oil and liquids (net to the Company) for 1995 from the Piper and Claymore fields was 16 MBbls and 8 MBbls, respectively.

     In 1995, construction and installation of a new platform to provide personnel accommodation facilities for the Claymore field were completed. The new facilities replaced accommodations on the Claymore A production platform and a floating unit that was moored alongside. The Company's total share of the cost of this new platform from the project's inception in 1992 to its completion in 1995 was $36 million, including $9 million spent in 1995. The costs of the platform were fully deductible in the year incurred for purposes of determining the U.K. Petroleum Revenue Tax ("PRT") payable with respect to production from the Claymore field.

     The Piper and Claymore fields are currently subject to PRT at a 50% statutory rate, which is based on the net value of oil and gas produced from each field and on pipeline tariffs. The U.K. tax structure has encouraged development of smaller fields in the northern North Sea by exempting all or part of their production from PRT. These fields, such as the Saltire, Chanter and Scapa fields described below, are referred to as edge oil fields because they generally have separate field designations, incur little or no PRT, have no government royalty interest burden and are developed as satellites from an existing platform. It is anticipated that only small amounts of PRT, if any, will be paid on the production from these fields. Production exempted from PRT provides a greater contribution to cash flow on a per-barrel basis. All production is subject to the U.K. corporation tax, which is at the current rate of 33% (27.5% effective rate after benefits provided by the U.K./U.S. tax treaty). Under current U.S. tax law, the PRT and U.K. corporation tax may be credited against U.S. taxes.

     Saltire Field. The Company has a 20% working and revenue interest in the Saltire field, which was discovered by the joint venture in 1988. The Company developed Saltire using a fixed platform connected subsea to the Piper B platform. The Saltire platform was completed and production began in May 1993. Average daily production (net to the Company) for 1995 was 9 MBbls of oil and liquids. Proved reserves (net) at December 31, 1995, for Saltire were 9 MMboe.

     Chanter Field. The Company has a 20% working and revenue interest in the Chanter field, which is comprised of two reservoirs, one oil and the other natural gas and condensate. Production from the Chanter field began in May 1993. The Chanter field was developed as a subsea satellite to the Piper B platform. Average daily production (net to the Company) for 1995 was 1 MBbl of oil and liquids. The proved reserves (net) contained in the field are 2 MMboe as of December 31, 1995.

     Scapa Field. The Scapa field, in which the Company has a 20% working and revenue interest, was discovered in 1975 and is produced using a subsea production facility tied to the Claymore platform. Average daily production (net to the Company) for 1995 was 3 MBbls of oil and liquids. Proved reserves (net) at December 31, 1995, for the Scapa field were 6 MMboe of oil.

     Alba Field. In July 1995, the Company acquired from Oryx U.K. Energy Company ("Oryx") a 15.5% working and revenue interest in the central U.K. North Sea's Block 16/26, which includes the Alba oil field, for approximately $270 million. Oil is pumped from a platform located in the northern portion of the Alba field to a permanently moored floating storage unit three miles away. A dedicated shuttle tanker transports oil to refineries in the U.K. and Europe. At year-end, proved reserves (net) for the Alba field were 43 MMBbls of oil, of which 23 MMBbls are classified as proved undeveloped. The Company anticipates recording additional proved reserves based on the field's production history and future development activity. The Alba field, which commenced production in January 1994, is expected to produce for over 20 years. Average daily production (net to the Company) for the last six months of 1995 was 11 MBbls of oil. Chevron U.K. Limited operates the field. Revenues from the Alba field are subject to U.K. corporation tax, but are not subject to U.K. royalty. The Company anticipates that only small amounts of PRT will be paid on the Company's production.

     Sean Fields. The Company has a 25% working interest (24.375% revenue interest after overriding royalty) in the Sean gas development project, discovered in 1969 in the southern portion of the U.K. North Sea. The project, operated by Shell U.K. Limited, consists of the North, South and East Sean fields. The proved reserves (net) as of December 31, 1995, contained in the fields were 23 MMboe.

     The Sean platforms, which currently serve the North, South and East Sean fields, made their first deliveries in December 1986. Under the terms of a gas sales contract terminating in 2011 with British Gas plc, ("BG") the Company will deliver, during each winter contract period, an average minimum of 3.1 Bcf (net to the Company) from the North and South Sean fields, up to the maximum field contractual reserve of 425 Bcf (104 Bcf net to the Company). This peak-shaving gas sales agreement also provides that currently proved gas reserves from the North and South Sean fields may be sold only to BG. The price under the gas sales agreement is based upon the volume of gas taken and various U.K. price indices. The average price for 1995 was $3.37 per Mcf. The Company also earns a capacity charge during the fall and winter months, which is independent of production levels, to ensure field deliverability of 600 MMcf (gross) per day. The capacity charge for 1995 totaled $35 million (net to the Company), and the revenue for the volume of gas taken on 26 days of production was $13 million (net to the Company). The Company anticipates that, at current production levels, only small amounts of PRT will be paid over the next few years with respect to the Company's production from the North and South Sean fields.

     Discovered in 1994, the East Sean field is separated from the producing reservoirs of the North and South Sean fields, and as a result, production from the East Sean field is not subject to the peak-shaving contract with BG. The majority of the Company's share of gas from the East Sean field, which produces year-round, is sold to Alliance Gas Limited under a short-term contract; the balance is sold on the spot market. 1995 marked the first full year of production from the field, which averaged 11,500 Mcf (net) per day. The Company also participated in 1995 in two wells to test structures adjacent to the East Sean field, one of which was successful. Production from the East Sean Field is not subject to PRT.

     Britannia Field. In 1994, the Company acquired a 9.42% unit interest in the undeveloped Britannia natural gas and condensate field, a portion of which underlies the Alba field, in the U.K. North Sea from Fina Exploration Limited and Fina Petroleum Development Limited, subsidiaries of Petrofina SA. The purchase price was $159 million. The Company's total share of development costs for its interest in the Britannia field is estimated to be approximately $200 million, at current exchange rates, over a five-year period from 1994 to 1998. As of December 31, 1995, the Company has spent $34 million, of which $31 million was spent in 1995, for drilling activities and initial platform fabrication and facilities work and expects to spend approximately $60 million in 1996. The Britannia field is operated by Britannia Operator Limited, a joint venture between Conoco (U.K.) Limited and Chevron U.K. Limited. Production from Britannia is expected to begin in late 1998. Long-term agreements have been reached to sell a substantial portion of the gas production in the U.K. market to four purchasers: Kinetica Limited, Mobil Gas Marketing (U.K.) Limited, National Power plc and Total Gas Marketing Limited. The gas production will be processed at the SAGE terminal in St. Fergus in northeastern Scotland, which will be expanded by the SAGE owners to accommodate the Britannia production. A pipeline will be constructed to transport the production from Britannia to the SAGE terminal. As of December 31, 1995, proved undeveloped reserves (net) for the Britannia field were 46 MMboe, reflecting upward reserve revisions recorded during 1995 of 8 MMboe. Revenues from the Britannia field will be subject to the U.K. corporation tax, but will not be subject to U.K. royalty or PRT.

     Customers. For 1995, the Company's U.K. operations had crude oil sales at prevailing market prices to B.P. Oil International Limited and Elf Trading, two major international oil and gas companies, equal to 13% and 13%, respectively, of the Company's total sales and operating revenues. Because of the broad market for crude oil in the U.K., the Company believes that the loss of these customers would not have a material adverse effect on the Company. See Note 12 of Notes to Consolidated Financial Statements. BG has publicly indicated a strategy to renegotiate its gas purchase agreements with producers in the U.K. Also, BG has announced a proposed corporate reorganization to transfer BG's gas supply business into a new subsidiary, which the Company believes will include the Piper and Sean purchase agreements. The Company cannot predict what effect, if any, such actions will have on the Company.

     Other Information. Production from the Company's interest in the U.K. fields totaled 17 MMboe during 1995, an increase of 16% from 1994. With a full-year production from the Alba field, the Company expects a modest increase in this 1995 production level for 1996 despite anticipated production declines from certain U.K. fields. Payment to the Company with respect to oil production from the Piper, Claymore, Saltire, Chanter, Scapa and Alba fields is made in U.S. dollars, and payments for gas production including under the Sean gas sales agreements with BG and Alliance Gas Limited are made in pounds sterling. There are no significant restrictions on the repatriation of funds from the Company's U.K. subsidiary to the United States. Dividends paid to the Company by its U.K. subsidiary are subject to a 25% U.K. advance corporation tax. Approximately 27.5% of this tax (or approximately 6.9% of the dividend paid) is available for immediate refunding to the Company by the U.K. government. All of this tax (including the refunded portion) may be credited against the U.K. corporation tax paid by the Company's U.K. subsidiary.

     For additional information, see Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation.

  Pakistan

     Badin Concessions

     Since 1977, the Company has participated through joint ventures in the exploration for, and development and production of, oil and gas in the Badin area of the Sindh Province in southeastern Pakistan. The Company's activities are conducted under three concession agreements.

     1977 Concession. In April 1977, the Pakistan government granted exploration rights in the Badin area to the Company and its co-venturers (the "1977 concession" or the "Badin-I concession"). The Company is the operator of a joint venture that includes the Oil and Gas Development Corporation, a Pakistan government-owned company. The oil and gas reserves discovered under the 1977 concession continue to be produced under leases granted by the Pakistan government. The terms of such leases are 30 years from the date that they were first granted. The Company has a 30% working interest (26.25% revenue interest) in the 1977 concession area.

     1992 Concession. In 1992, the joint venture was granted a three-year extension of the exploration license that it originally received in 1977 (the "1992 concession" or the "Badin-II concession"). The oil and gas reserves discovered under the 1992 concession will be produced under 20-year leases granted by the Pakistan government. Production from the 1992 concession began during 1995. The Company has a 25.5% working interest (22.3% revenue interest) in the 1992 concession area.

     1995 Concession. The exploration license granted by the Pakistan government in 1992 under the Badin II concession expired in January 1995. In December 1994, the joint venture and the Pakistan government signed a new petroleum concession agreement (the "1995 concession"). The 1995 concession provides that the exploration license will be extended for three one-year periods beginning January 1995, subject to satisfying certain minimum work requirements. The 1995 concession also provides that the Company will act as operator and will bear 38% of the costs of exploration, including 12.5% attributable to the Pakistan government. Under the 1995 concession, the Company will explore for and develop oil and gas on the approximately 1.6 million acres in the Badin area not covered by leases granted under the 1977 concession or the 1992 concession. As discoveries are made, the joint venture will apply for individual 20-year leases in which the Company will have a 25.5% working interest (22.3% revenue interest), provided the Pakistan government elects to exercise its option to increase its working interest in each such discovery to 25%.

     The Pakistan government is contractually obligated under the 1992 and 1995 concession agreements to issue leases upon the determination of a commercial discovery and the fulfillment by the joint venture of the conditions of the concession agreements and the exploration license.

     Proved reserves (net) at December 31, 1995, for the Company's interest in the Badin concessions were 4 MMBbls of oil and 121 Bcf of gas. The joint venture under the 1977 and 1992 concessions produced approximately 37% of Pakistan's total domestic oil output and 10% of the country's gas production in 1995. Average daily production (net to the Company) during 1995 was 5 MBbls of oil and 45 MMcf of gas. The Company's share of the oil produced from the 1977 and 1992 concessions is sold for both Pakistan domestic use and for export. The price received for oil sold domestically is tied to the average spot market price of Middle Eastern crude oil. In 1995, the Company supplied 1 MMBbl of oil (net to the Company) for export at prices based on competitive spot market rates. The Company and its co-venturers sell natural gas produced from the 1977 concession area to Sui Southern Gas Company, Ltd. ("SSGC"). The contract expires in 2003 and provides that SSGC must either take or pay for the contracted quantities of natural gas. Natural gas produced from the 1992 concession area is also sold to SSGC under a contract with terms similar to the SSGC contract covering production from the 1977 concession.

     During 1995, the Company drilled 12 exploratory wells in the Badin concessions, five of which were discoveries. The discoveries included three gas fields, one oil and gas field and one oil field. During 1996, the Company plans to drill up to seven exploration wells and nine development wells in the Badin concessions.

     Eastern Sindh Concession

     In April 1995, the Company signed a concession agreement with the Pakistan government covering approximately 1.8 million acres in the Eastern Sindh block in the Sindh Province of southeastern Pakistan for which the Company was granted an exploration license in December 1994. The concession agreement and the exploration license provide the Company with the right to explore for oil and gas for an initial period of three years, with an option for three extensions of one year each, and upon a commercial discovery, the right to apply for a 20-year lease with the Pakistan government. The Company is the operator and has a 70% working interest in the concession and exploration license, which is subject to reduction if the Pakistan government elects to participate upon discovery of commercial production. During 1996, the Company plans to conduct seismic and other geological and geophysical studies on this concession.

  Other International

     In addition to the activities described above, the Company conducts evaluations as well as undertakes exploration activities worldwide to expand its reserve base. The Company has budgeted approximately $21 million during 1996 for exploration projects in the U.K. North Sea, Indonesia and Pakistan. The Company has also budgeted a total of $16 million for exploration activities during 1996 in other international areas, including primarily the activities described below. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company is also pursuing the possibility of investing in downstream opportunities in Pakistan and Indonesia, including electrical power generation and LPG projects.

     Italy. In 1995, the Company acquired interests in three onshore exploration permits covering approximately 216,000 acres in the Basilicata Region in southern Italy. The Company serves as operator of and holds a 42% working interest in the Serra Corneta permit. The Company also holds a 33.33% working interest in the Tempa dei Mercanti permit, operated by Edison Gas, and a 20% working interest in the Forenza permit, operated by LASMO International Limited. Geological and seismic studies on the three permit areas were conducted in 1995 and will continue in 1996. The Company has also filed an application with the Italian government for an additional exploration permit near the Serra Corneta and Tempa dei Mercanti permit areas.

     The Company also entered into an agreement in 1995 to acquire a 20% working interest in the onshore Baragiano permit, which covers about 93,000 acres in the Basilicata region, from Enterprise Oil Exploration Ltd. ("Enterprise"), subject to approval by the Italian government. Enterprise serves as operator, and the permit's first exploration well is scheduled to begin the first half of 1996.

     Tunisia. In 1993, the Company obtained an oil and gas exploration permit offshore Tunisia from the Government of Tunisia. The permit calls for a four-year exploration program on the approximately one-million-acre Ramla block. The block is situated about 80 miles offshore in the Gulf of Gabes, approximately 140 miles southeast of the city of Tunis. The Company serves as operator and bears 50% of the exploration costs. In the event of a commercial discovery, the Tunisian national oil company has the right to participate for up to a 50% working interest. The permit may be extended for an additional four-year term under certain conditions. The Company drilled a well on the Ramla block in 1995 which found a significant oil column and an active hydrocarbon system, but poor reservoir quality at that location made the accumulation non-commercial. In December 1995, the Company acquired additional seismic on the block. One additional exploration well is planned for late 1996.

     In 1994, the Company also acquired a 65% working interest in the onshore Jeffara exploration permit, which covers approximately 970,000 acres in the Medenine Region of southeastern Tunisia. The Company's interest is subject to the Tunisian national oil company's right to participate for up to a 50% working interest in the event of a commercial discovery. The Jeffara exploration permit, which is operated by the Company, has an initial three-year term expiring in 1996, with an optional two-year extension. The initial exploratory well drilled in 1995 was plugged and abandoned. During 1996, the Company will study seismic and drilling information and other data to determine whether to exercise its option to extend the permit by future drilling.

     Eastern Indonesia. In Eastern Indonesia, the Company is the operator of four production sharing contracts originally covering approximately 13 million acres in the Maluku (Moluccas) Island group in the Banda Sea. At year-end, the Company held a 60% working interest in the Tanimbar and Rebi production sharing contracts and a 33.33% working interest in the Kai and Barakan production sharing contracts, following the transfer of a 26.67% working interest in the Kai and Barakan contracts to a third party during 1995. The initial exploration well drilled during 1995 in the area was unsuccessful. In 1996, the Company plans to relinquish all but the Kai contract, retaining about 4.6 million acres, and drill a well in such contract area. The Company also expects to increase its interest in the Kai contract to 44.44%.

     Argentina. The Company serves as operator and has a 50% working interest in the Cuenca Colorado Marina-1 ("CCM-1"), located in the South Atlantic Ocean about 310 miles south of Buenos Aires. The exploration permit granted by the Argentine government currently extends until August 1997 and provides the Company with the option to extend the term of the agreement until 2001 by meeting certain additional drilling obligations. An additional two-year extension to 2003 is possible if the Company elects to drill one well for each year of the extension. The initial exploratory well drilled in 1994 on the CCM-1 block was unsuccessful, as were the two additional wells drilled in 1995. During 1996, the joint venture intends to acquire new seismic data and study results from these wells to determine future drilling plans. In February 1996, the Company relinquished 50% of the CCM-1 block, leaving 2.2 million acres under the permit.

     Ireland/England. In 1995, the Company acquired a 25% working and revenue interest in five and one-half offshore blocks encompassing 194,000 acres in St. George's Channel offshore Ireland operated by Marathon Oil Company ("Marathon"). An initial exploratory well drilled in 1995 was unsuccessful. The joint venture expects to study the results from this well to determine future drilling plans.

     The Company also acquired in 1995 a 15% working and revenue interest in a joint venture that was awarded eight offshore blocks covering 400,000 acres in St. George's Channel offshore Western England operated by Marathon. This acreage contains a small gas discovery and is complementary to the acreage described above offshore Ireland. The joint venture drilled one exploratory well in 1995, which was unsuccessful. The joint venture plans to drill two additional wells in late 1996 or 1997.

     In 1995, the Company also acquired a 15% working and revenue interest in five and one-half blocks, covering 344,000 acres in the Porcupine basin, offshore southwest Ireland. The joint venture, operated by Statoil (U.K.) Ltd. ("Statoil"), was granted a license to explore for oil and natural gas for a 15-year period, subject to certain minimum work requirements during each four-year period. In 1994, the Company acquired a 30% working and revenue interest in a joint venture that was awarded 11 blocks offshore Ireland. The blocks cover 650,000 acres and are located in the Atlantic Ocean about 43 miles west of Ireland in the Slyne/Erris basins. The joint venture, operated by Statoil, was granted the right to explore for oil and natural gas for a 16-year period, subject to certain minimum work requirements at four-year intervals. During the initial terms of the Slyne/Erris and Porcupine exploration licenses, each joint venture plans to acquire seismic data as well as conduct additional geological and geophysical studies. After the acquisition of the seismic data and the performance of other studies, each joint venture will determine whether the geology warrants drilling any wells and continuing its respective license.

     Australia. The Company entered into an agreement in 1995 to acquire an 80% interest in 81 blocks covering 1.6 million acres in the Canning Basin of Western Australia. The initial exploration period of the permit expires in April 1998. During 1996, the Company plans to acquire seismic data to determine whether to exercise its option to drill an exploratory well to retain its interest.

     Other. The Company also has interests in oil and gas exploration activities in Papua New Guinea and Vietnam.

ALASKA

     The Company also pursues exploration projects in Alaska. At year-end 1995, the Company held acreage primarily in Western Colville, the Kenai Peninsula and offshore the Beaufort Sea in Alaska.

     Western Colville. Since 1992, the Company has participated in exploration drilling activities in the Western Colville area on Alaska's North Slope, in which the Company currently has a 22% working interest. During the 1995 winter drilling season, the Company participated in the completion of five wells, of which three were sidetracks. The Company believes that geologically recoverable oil reserves have been identified by well penetrations in this area (including the wells drilled during 1995 and in prior years), and that based on the results of the 1995 winter drilling season, additional reserves could be found by future drilling on the Company's leasehold. The Company anticipates that further delineation drilling and engineering studies will need to be conducted before commercial development would be possible. The Company expects to participate in three to six delineation and exploration wells to be drilled during the 1996 winter drilling season and a 100 square mile 3-D seismic survey. ARCO Alaska, Inc. is the operator of the Colville venture.

     Kenai Peninsula. Effective November 1, 1993, the Company entered into a three-year exploration agreement with Cook Inlet Region, Inc. ("CIRI"), an Alaska Native Regional Corporation. The agreement includes an initial option to the Company to lease approximately 340,000 acres in the Kenai Peninsula in south central Alaska. Under the agreement, the Company will bear 100% of the exploration costs and may acquire leases on prospects identified, subject to CIRI's option to participate in the leases and the exploration, drilling and development of such prospects. As of March 1, 1996, the Company has exercised options to lease approximately 18,700 acres and has a remaining option to lease about 50,600 acres expiring on November 1, 1996. In 1995, the Company was also awarded leases on 17 blocks onshore and offshore the Kenai Peninsula acquired in a 1994 lease sale held by the State of Alaska. The Company also acquired 7 onshore blocks in the Kenai Peninsula in a 1995 lease sale, which were awarded in February 1996. CIRI has an election to acquire a 20% working interest in such leases under the terms of the exploration agreement. During 1995, the Company interpreted seismic data, conducted geochemical and gravity field studies and completed final mapping of several geologic horizons on its Kenai acreage. The Company plans to evaluate seismic data and conduct other geochemical and geophysical evaluations of the area during 1996. Drilling on the Kenai acreage is scheduled to commence in late 1997 or 1998.

     Kuvlum. The Company holds 100% working interest in the Kuvlum federal exploratory oil and gas unit in the Beaufort Sea offshore Northern Alaska for further analysis. In 1993, the Company determined that the Kuvlum unit was not commercial as a stand-alone development. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

PETROCHEMICALS

     Plant Operations. The Company's petrochemical business consists primarily of the Company's 41.67% interest in the jointly owned Geismar ethylene plant located on the Mississippi River near Baton Rouge, Louisiana. The plant began operations in 1968. The Company operates the plant, with production costs and plant production being shared by the co-owners according to their ownership interests. With the start-up of the twelfth furnace at the plant during February 1995, the plant has the capacity to produce approximately 1.25 billion gross pounds (521 million net) of ethylene and 92 million gross pounds (38 million net) of polymer-grade propylene annually.

     In 1995 and 1994, the Company's net ethylene sales were 462 million pounds and 436 million pounds, respectively, and its net propylene sales were 35 million pounds and 32 million pounds, respectively. The Company sells its share of the ethylene produced by the plant to several major customers for the manufacture of plastics used in various consumer products. The sales price of ethylene averaged $0.25 per pound in 1995 and $0.20 per pound in 1994. Sales of propylene, used in the manufacture of various products such as building materials, clothing and tires, averaged $0.19 per pound and $0.14 per pound in 1995 and 1994, respectively.

     During 1995, the average margin per pound of the Company's ethylene was $0.13 per pound as compared to $0.06 per pound for 1994. Ethylene margins for the fourth quarter of 1995 declined to an average of approximately $0.06 per pound as compared to $0.12 per pound in the fourth quarter of 1994. The Company's ethylene margin is primarily affected by the price received for the ethylene and the cost of feedstock (natural gas liquids). Higher ethylene prices, resulting from tight supplies of ethylene and increased demand, and lower feedstock costs caused significantly higher margins during the second half of 1994 and the first half of 1995 than margins currently experienced. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Capital expenditures for the petrochemical business were $6 million (net to the Company) during 1995. The Company plans to spend $10 million (net to the Company) in capital expenditures for the petrochemical business during 1996, which include costs for projects to enhance production and efficiency.

     Storage and Transportation. In addition to the Geismar plant, the Company owns and operates a 192-mile ethane feedstock pipeline system, which transports feedstock to its ethylene plant from several major suppliers, including the Company's natural gas liquids fractionation plant and supporting 133 mile pipeline system in Rayne, Louisiana. The Company also operates underground storage terminals and a 78-mile ethylene pipeline system, portions of which are jointly owned, to serve the Geismar facility and several other petrochemical plants in the Baton Rouge area.

OTHER MATTERS

     Environmental. Various international, federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Company's operations and costs. In particular, the Company's petrochemical manufacturing, gas liquids fractionation plant and other facilities for transporting, fractionating, treating, storing or otherwise handling hydrocarbons and hydrocarbon products and wastes therefrom are subject to stringent environmental regulations relating to, among other things, solid and hazardous waste management and disposal, air emissions, waste water treatment and other matters that may affect the environment. Environmental regulations have had an increasing impact upon the Company's operations. The Company is committed to managing its operations in a safe and environmentally responsible manner and believes that its operations and facilities are in general compliance with applicable environmental regulations. Environmental expenditures for 1995 were not material, nor are they expected to be material during 1996.

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

     The Company has, in the past, owned, leased or operated numerous properties in the U.S. that have been used for the production of oil and gas for many years. Although the Company believes that its operating and disposal practices were standard in the industry at the time and were generally in compliance with then-existing rules and regulations, certain wastes may have been disposed of or released or contamination has occurred on or under the properties owned, leased or operated by the Company. State and federal laws applicable to oil and gas wastes and properties have gradually become more strict. In addition, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that have contributed to the release of a "hazardous substance" into the environment. Under these laws, the Company could be required in the future, including with respect to past and future properties, to remove or remediate previously disposed of wastes or property contamination (including groundwater contamination at onshore locations), to perform remedial plugging operations to prevent future contamination or to clean up disposal sites where "hazardous substances" from its operations have been taken.

     The Company's foreign operations are similarly subject to foreign laws covering environmental and worker safety matters. Although these laws have generally been less comprehensive than their U.S. counterparts, countries in which the Company does business are increasing their environmental regulatory and compliance standards. The Company's operations in the U.K. are subject to the Prevention of Oil Pollution Act, the Environmental Protection Act and related statutes and orders, as well as certain European Union agreements. The foreign laws, however, have not had, and are not presently expected to have, a material adverse effect on the Company.

     While the outcome of environmental contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liabilities, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial position of the Company.

     Insurance. The oil and gas and petrochemical businesses can be hazardous, involving unforeseen circumstances such as blowouts, explosions or environmental damage. To address the hazards inherent in the oil and gas and petrochemical businesses, the Company maintains a comprehensive insurance program covering its worldwide interests. This insurance coverage includes physical damage coverage, third party and comprehensive general liability insurance, as well as redrill, well control and environmental and pollution coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. In addition, the Company maintains business interruption insurance on its major international oil and gas producing interests and on its petrochemical business. The scope, amount and cost of this insurance vary depending upon various market factors.

     Competition. The Company actively competes for exploration leases, licenses, concessions and acquisitions, frequently against companies with substantially greater financial and other resources, such as technical capabilities and human resources. In addition, some of the Company's competitors have greater experience, especially in certain international areas where the Company is currently seeking to acquire interests.

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

     Employees. As of February 29, 1996, the Company had approximately 1,100 employees. The Company believes that its relations with its employees are good.

     General. In July 1985, two limited partnerships (the "KKR Partnerships"), which are affiliated with Kohlberg Kravis Roberts & Co. ("KKR"), purchased approximately 50% of the then outstanding common stock of the Company from AlliedSignal Inc. ("Allied"). In September 1987, the Company sold 18,000,000 shares of its common stock in concurrent public offerings in the United States and outside the United States. In November 1992, Allied sold, in a secondary public offering, its 33,333,334 shares of common stock, which represented approximately 39% of the Company's issued and outstanding shares of common stock. In May 1995, the KKR Partnerships sold, in a secondary public offering, 11,500,000 shares of their 33,333,334 shares of common stock, which represented approximately 13% of the Company's issued and outstanding shares of common stock. The Company did not receive any proceeds from the secondary public offerings. The KKR Partnerships currently own approximately 25% of the Company's issued and outstanding shares of common stock. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Consolidated Financial Statements.

     In 1991, the Company consummated three separate transactions in which it sold its U.S. onshore and offshore exploration and production businesses and its gas processing business for a total cash consideration of approximately $861 million. The buyers in each of the transactions assumed substantially all of the liabilities related to the respective businesses or assets that they acquired.

     During 1992, the Company successfully completed a financial restructuring through a series of financial transactions that significantly streamlined its capital structure. The Company redeemed its outstanding $410 million of subordinated notes, redeemed for $200 million plus accrued dividends its outstanding Series B and Series C Preferred Stock, redeemed for $300 million its outstanding warrants to purchase the Company's common stock and repaid at maturity its $100 million senior subordinated notes. In 1992, the Company also issued $100 million in principal amount of senior notes. Since 1992, the Company has continued to restructure its financial position, including the redemption for $75 million plus accrued dividends of its outstanding Preferred Auction Rate Stock. In 1995, the Company restructured its credit facilities, and publicly issued $300 million principal amount of notes at varying maturities and interest rates. A subsidiary of the Company also entered into a 150 million pounds sterling secured financing in 1995 to fund the Company's share of the cost of development of the Britannia field. In addition, in 1995 the Company authorized a new class of 15 million shares of preferred stock that may be issued from time to time. For more information regarding these transactions, see Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 of Notes to Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since September 24, 1987, the Company's common stock, $.05 par value (the "Common Stock"), has been traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "UTH." As of February 29, 1996, there were approximately 87,597,350 shares of Common Stock outstanding held by approximately 304 stockholders of record. Beginning with the second quarter of 1988, the Company has paid regular quarterly dividends on the Common Stock of $.05 per share each quarter. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following table shows the high and low sales prices of the Common Stock from the New York Stock Exchange Composite for 1995 and 1994:

                                               1995                                                  1994
                -------------------------------------------------------------------     -------------------------------
                                           QUARTER ENDED                                         QUARTER ENDED
                -------------------------------------------------------------------     -------------------------------
                  MARCH 31           JUNE 30          SEPT. 30           DEC. 31          MARCH 31           JUNE 30
                -------------     -------------     -------------     -------------     -------------     -------------
High..........         23 1/8            23 7/8            21 1/2            19 7/8            22                20 1/8
Low...........         18 1/4            21                18                17 1/8            16 5/8            16 1/4



                             1994
                -------------------------------
                         QUARTER ENDED
                -------------------------------
                  SEPT. 30           DEC. 31
                -------------     -------------
High..........         20 3/8            21 7/8
Low...........         17                18 1/8

Source of Prices: New York Stock Exchange Composite Transactions Tape

     The last reported sale price of the Common Stock on the New York Stock Exchange on February 29, 1996, was $19 3/4.

ITEM 6. SELECTED FINANCIAL DATA.

     The financial data as of and for the years ended December 31, 1991 through 1995 were derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein. See also Item
1 -- General.

                                                                           YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------
                                                           1995          1994          1993         1992            1991
                                                       -----------    ----------    ----------    ---------      -----------
                                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues...........................................  $   876,029    $  769,595    $  696,663    $ 714,012      $ 1,080,261
  Costs and other deductions:
    Product costs and operating expenses.............      299,133       299,586       301,276      316,985          552,884
    Exploration expenses.............................       77,185        53,532        93,640       67,129           70,661
    Depreciation, depletion and amortization.........      191,503       168,570       242,704       77,143          125,479
    Selling, general and administrative expenses.....       26,098        24,525        23,780       27,008           43,777
    Interest expense.................................       28,783        11,399         6,369        3,958           47,376
    Preferred dividends of a subsidiary..............                                    1,911        2,398            3,709
    Other charges (credits), net.....................                                                 6,185         (211,597)
                                                       -----------    ----------    ----------   ----------      -----------
  Income before income taxes, extraordinary items and
    cumulative effect of changes in accounting
    principles.......................................      253,327       211,983        26,983      213,206          447,972
  Income taxes (benefit).............................      150,977       145,245        (3,686)     103,808          168,029
                                                       -----------    ----------    ----------   ----------      -----------
  Income before extraordinary items and cumulative
    effect of changes in accounting principles.......      102,350        66,738        30,669      109,398          279,943
  Extraordinary items(a).............................                                               (19,682)          52,907
  Cumulative effect of changes in accounting
    principles.......................................                                   (3,743)     (76,080)(b)
                                                       -----------    ----------    ----------   ----------      -----------
  Net income.........................................  $   102,350    $   66,738    $   26,926   $   13,636      $   332,850
                                                       ===========    ==========    ==========   ==========      ===========
  Net income (loss) applicable to common
    stockholders.....................................  $   102,350    $   66,738    $   26,926   $  (16,586)     $   292,100
                                                       ===========    ==========    ==========   ==========      ===========
  Earnings (loss) per share of common stock:
    Income before extraordinary items and cumulative
      effect of changes in accounting principles.....  $      1.17   $       .76   $       .35   $      .86      $      2.59
    Extraordinary items..............................                                                  (.23)             .52
    Cumulative effect of changes in accounting
      principles.....................................                                     (.04)        (.89)
                                                       -----------   -----------   -----------   ----------      -----------
    Net income (loss)................................  $      1.17   $       .76   $       .31   $     (.26)     $      3.11
                                                       ===========   ===========   ===========   ==========      ===========
  Weighted average shares outstanding................   87,686,777    87,642,451    87,218,027   85,823,320       85,189,916
  Dividends per share of common stock................  $       .20   $       .20   $       .20   $      .20      $       .20
                                                       ===========   ===========   ===========   ==========      ===========
BALANCE SHEET DATA (AT END OF PERIOD):
  Net working capital................................  $   (36,269)  $   (44,439)  $   (52,035)  $   33,630      $   576,397
  Property, plant and equipment -- net...............    1,551,198     1,286,278     1,088,884    1,198,949        1,157,414
  Total assets.......................................    1,836,818     1,544,634     1,338,741    1,580,645        2,246,567
  Long-term debt.....................................      712,132       536,117       447,374      474,189          421,924
  Redeemable preferred stock.........................                                                75,000          275,000
  Common stock and other stockholders' equity........      423,790       349,499       281,246      269,197          674,428

---------------

(a) In the year ended December 31, 1991, the Company recognized an extraordinary tax benefit of $53 million from utilization of net operating loss carryforwards as a result of the sale of its domestic exploration, production and gas processing businesses for $861 million in cash. In the first quarter of 1992, the Company recognized an extraordinary loss of $20 million as a result of the early redemption of its Senior Subordinated Reset Notes and 13% Subordinated Notes.

(b) In 1992, the Company adopted, effective January 1, 1992, two new accounting standards for income taxes and postretirement benefits, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     1995 Compared with 1994. Net income for the year ended December 31, 1995 was $102 million, or $1.17 per share as compared to net income of $67 million, or $.76 per share reported for the year ended December 31, 1994. The 1995 earnings were favorably impacted by higher U.S. ethylene margins and sales volumes, higher volumes and prices in the U.K. and Pakistan and higher Indonesian LNG prices, partially offset by higher exploration expenses, higher interest expense and lower LNG volumes in Indonesia.

     Sales and operating revenues for 1995 were $852 million up from $748 million in 1994. International revenues totaled $651 million as compared to $578 million in 1994. In the U.K., sales and operating revenues increased by $63 million due to higher prices and increased sales volumes which were primarily a result of the July 1995 acquisition of an interest in the Alba field. In Indonesia, sales were $2 million below 1994 as a result of lower LNG volumes, partially offset by higher prices. Lower LNG volumes were attributable to a lower average participation interest in cargoes delivered during 1995 and the timing of deliveries. In Pakistan, sales were $12 million above 1994 due to higher volumes and prices.

     Petrochemical revenues totaled $200 million in 1995 as compared to $169 million in the prior year, while operating profit was $62 million as compared to $24 million in 1994. The increase in operating profit was primarily due to higher ethylene sales prices and lower feedstock cost, which resulted in an increase in ethylene margins to 13 cents per pound in 1995 vs. 6 cents per pound in 1994, as well as higher volumes.

     Average prices received and volumes sold by the Company's major operations during 1995 and 1994, respectively, were as follows:

                                                                                    VOLUMES
                                                       PRICES                   (000S PER DAY)
                                                ---------------------         -------------------
                                                 1995           1994          1995          1994
                                                ------         ------         -----         -----
Crude oil (barrels):
  U.K.........................................  $16.14         $14.99            40            34
  Pakistan....................................   14.24          13.43             6             5
  Indonesia...................................   17.14          15.78             6             6
Indonesian LNG (Mcf)..........................    3.03           2.85           205           222
Pakistan natural gas (Mcf)....................    1.32           1.07            45            43
U.K. natural gas (Mcf)........................    2.78           2.57            34            24
U.S. ethylene (pounds)........................     .25            .20         1,267         1,195

     Exploration expenses increased by $24 million primarily due to drilling expenditures in Argentina, Ireland, Tunisia, Vietnam and Eastern Indonesia. Interest expense increased by $17 million during the year due to higher levels of debt associated with the Alba acquisition and to higher interest rates. The effective tax rate decreased from the prior year due primarily to the increase in U.S. petrochemical income, which is taxed at lower rates, partially offset by higher new venture exploration expenses, most of which generate no tax benefits.

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

     Sales and operating revenues for 1994 were $748 million, up approximately 10% from $682 million in 1993. International revenues totaled $578 million as compared to $537 million in 1993. In the U.K., sales and operating revenues increased $52 million as lower crude prices were more than offset by increased production from the Piper block. In Indonesia, sales were $1 million below 1993 as a result of lower crude oil and LNG prices, which were partially offset by higher LNG volumes. In Pakistan, sales were $10 million below 1993 primarily due to lower prices for crude oil and natural gas. The average sales price for U.K. crude oil decreased from $15.10 to $14.99 per barrel. The average sales price received for Indonesian LNG decreased from $3.17 per Mcf to $2.85 per Mcf. The average sales price for Pakistan natural gas decreased from $1.26 per Mcf to $1.07 per Mcf.

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

FINANCIAL CONDITION AND LIQUIDITY

     General. The Company's capital expenditures for 1996 reflect a focus on core holdings and a diversified exploration program. The Company's capital expenditures for 1996 are estimated to be about $220 million, excluding capitalized interest. Approximately $152 million of the 1996 capital budget is allocated for oil and gas development projects in the U.K. North Sea, Indonesia and Pakistan, including $60 million for the continued development of the Britannia field and $16 million for development activities at the producing Alba oil field. The Company has budgeted approximately $21 million for exploration projects in the U.K. North Sea, Pakistan and Indonesia and has allocated $18 million for its activities in Alaska, including the Western Colville area on the North Slope, and $16 million in new venture exploration activities primarily in Tunisia, Italy, Ireland and Argentina. The Company has also budgeted approximately $10 million for its petrochemical interests in the United States. During 1996, the Company also intends to evaluate acquisition opportunities worldwide of both developed and undeveloped oil and gas reserves, the costs of which are not included in the capital expenditure budget. Based on existing economic and market conditions, the Company believes operating cash flow will be sufficient to fund its 1996 development and exploration activities and that its available equity and financial credit strength give the Company financial resources to make acquisitions.

     Cash flow from operations. Net cash provided by operating activities was $234 million in 1995, an increase of $19 million from the prior year. The increase was primarily the result of increased U.K. oil volumes, improved ethylene margins and increased oil and gas prices, partially offset by lower LNG volumes.

     Ethylene margins averaged approximately 13 cents per pound during 1995, as compared to 6 cents per pound for 1994. However, ethylene margins averaged approximately 6 cents per pound during the fourth quarter of 1995 and 4 cents per pound for the month of December 1995. The ethylene business is cyclical and the Company cannot predict the duration of any trends in the business. Prices for ethylene are affected by worldwide and U.S. demand for petrochemicals, inventory levels, feedstock costs and availability, plant utilization rates, plant operations and costs and competitive capacity expansion. The Company estimates that a margin change of an average one cent per pound for an entire year at full capacity production can effect operating profit and net income on an annualized basis for the petrochemical business of the Company by approximately $5 million.

     Capital resources. Capital expenditures for 1995 (excluding the $270 million Alba acquisition), were $172 million, an increase from the prior year's expenditures of $131 million (excluding the $159 million Britannia acquisition). This increase was a result of the expanded exploration program and development activity for the Britannia field. In 1995, 1994 and 1993, total Company capital costs incurred, including capitalized interest and the Alba and Britannia acquisitions, totaled $465 million, $309 million and $218 million, respectively.

     On July 18, 1995, the Company, through its subsidiary, Union Texas Petroleum Limited ("UTPL"), acquired from Oryx UK Energy Company ("Oryx") a 15.5% working interest in Block 16/26 in the central United Kingdom North Sea, which includes the Alba field. UTPL paid Oryx $270 million for the interest. The effective date of the transaction was July 1, 1995. The Company funded the acquisition under its bank credit facilities and its uncommitted and unsecured lines of credit. As of December 31, 1995, the Company had recorded 43 million barrels of oil as proved reserves, of which 23 million barrels are classified as proved undeveloped. The Alba field commenced production in January 1994 and is operated by Chevron U.K. Limited.

     Financing activities. The Company had three unsecured credit facilities (the "Credit Facilities") at December 31, 1995. One of the Credit Facilities is a $100 million unsecured credit agreement with a syndicate of banks, that provides for conversion of amounts outstanding on April 15, 1996 to a one-year term loan maturing April 15, 1997. Another Credit Facility is a $450 million unsecured credit agreement with a syndicate of banks that provides for a quarterly reduction of $35 million beginning July 31, 1998, with a final maturity of April 30, 1999. The Company is pursuing the extension of the maturity of the $450 million Credit Facility and the replacement of the $100 million Credit Facility. The $450 million revolver allows the Company to obtain up to $300 million of availability thereunder in U.S. dollar loans that bear interest at a rate determined in a competitive bid process. Loans under the $450 million revolver may be made in both pounds sterling and U.S. dollars at the option of the Company. In June 1995, the Company entered into an additional $100 million unsecured credit agreement with certain banks providing for conversion of amounts outstanding on June 15, 1996 to a one-year term loan maturing June 15, 1997. This undrawn facility was terminated January 31, 1996. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins, subject to increase in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At December 31, 1995, the Company's adjusted stockholders' equity was approximately $500 million. At December 31, 1995, $132 million was outstanding under the $450 million revolver bearing interest at a weighted average rate of 6.17% per annum.

     Due to the Company's ability to obtain favorable interest rates on short-term borrowings, uncommitted and unsecured lines of credit were established with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's intent to refinance these borrowings for a period exceeding one year and the ability to refinance them on a long-term basis through its Credit Facilities. At December 31, 1995 and 1994, $148 million and $106 million, respectively, were outstanding under these money market lines which bore interest at weighted average rates of 6.5% and 6.46% per annum, respectively. At December 31, 1995, the Company has adjusted the 1994 balance sheet by reclassifying outstanding money market borrowings of $106 million from current liabilities to long-term debt. Management believes that this presentation is more meaningful for comparative analysis and appropriately reflects management's intent at December 31, 1994. At February 29, 1996, $115 million and $119 million were outstanding under the Credit Facilities and the uncommitted lines of credit, respectively. As of such date, the Company had approximately $314 million of such available financing.

     In May 1995, the Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), which is a wholly owned subsidiary of UTPL, entered into a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production (including interest and other financing costs incurred prior to completion and potential cost overruns), and any remaining availability after completion may, subject to certain coverage ratios being met, be used for UTBL's general corporate purposes. Except for certain support by UTPL related to any potential cost overruns in excess of the facility amount (limited to 30 million pounds sterling), insurance, tax benefits and administrative services, the lenders' recourse will be limited to the Britannia field project assets and is nonrecourse to the Company. The financing has a final maturity in September 2005. At December 31, 1995, 19 million pounds sterling ($29 million) was outstanding under UTBL's financing.

     In May 1995, pursuant to the secondary public offering registered by the Company under the Securities Act of 1933, as amended, 11.5 million shares of the
33.3 million shares of the Company's common stock owned by partnerships affiliated with Kohlberg Kravis Roberts & Co. ("KKR") were sold in the open market. The Company did not receive any proceeds from the offering. KKR currently owns 21.8 million shares (approximately 25%) of the Company's issued and outstanding common stock.

     In March 1995, the Company publicly issued $125 million principal amount of 8 3/8% Senior Notes due 2005 (the "8 3/8% Senior Notes") at an initial public offering price of 99.431%. In April 1995, the Company publicly issued $75 million principal amount of 8 1/2% Senior Notes due 2007 (the "8 1/2% Senior Notes") at an initial public offering price of 99.658%. The net proceeds from the sale of the 8 3/8% Senior Notes and the 8 1/2% Senior Notes were approximately $123.5 million and $74.2 million, respectively (after deducting underwriting discount, commissions and offering expenses). The Company used such proceeds to reduce debt under its existing credit facility and its uncommitted and unsecured lines of credit. The Company's $100 million principal amount of 8.25% Senior Notes due 1999 ("the 8.25% Senior Notes") together with the 8 1/2% Senior Notes and the 8 3/8% Senior Notes are referred to herein as the "Senior Notes." The Senior Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities, and senior in right of payment to any future subordinate indebtedness of the Company. Each of the Senior Notes contain similar restrictive covenants. The Senior Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest plus a make whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Senior Notes.

     During 1995, the Company obtained the release of the guarantees by certain subsidiaries of the Company of the Company's Credit Facilities and the Senior Notes.

     In 1995, the Company issued $100 million aggregate principal amount of medium term notes ("MTN") with terms of seven and twelve years and interest rates varying from 6.51% to 6.81%. The net proceeds from the sale of the MTN were approximately $99.4 million and were used to reduce debt under the Company's credit facility and its uncommitted and unsecured lines of credit. These MTN represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities and Senior Notes and senior in right of payment to any future subordinated indebtedness of the Company. Each of the MTN contain similar restrictive covenants as the Senior Notes. The MTN are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest plus a make-whole premium relating to the then-prevailing Treasury Yield and the remaining life of the MTN.

     At the 1995 Annual Meeting of Stockholders held May 10, 1995, the Company's stockholders approved the authorization of a new class of 15 million shares of preferred stock. The new unissued preferred stock provides the Company additional financing flexibility to issue from time to time based on current market conditions.

     On April 27, 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock and pursuant thereto, the Company had repurchased 554,536 shares as of December 31, 1995. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. At December 31, 1995, 247,145 shares of common stock were held, at cost, as treasury shares.

     As of December 31, 1995, the Company's scheduled maturities of long-term debt outstanding for the five-year period of 1996 through 2000 are approximately $2 million, $2 million, $0 million, $396 million and $14 million, respectively. The Company believes that it will have sufficient sources of funds to satisfy these scheduled maturities. The Company may enter into interest rate swap contracts from time to time. However, the Company did not enter into any interest rate swap contracts during 1995.

     Financial Condition. In each of the four quarters ended December 31, 1995, the Company declared and paid a dividend of approximately $4.3 million on its common stock. On January 18, 1996, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of January 31, 1996, which was paid on February 15, 1996.

     In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial and reporting standards for stock based employee compensation plans that will be effective for the Company's 1996 financial statements. The statement encourages, but does not require, companies to adopt a fair value based method of accounting for such plans in place of current accounting standards. Companies electing to continue to use their existing accounting methods will be required to make pro forma disclosures of net income assuming a fair value based method of accounting has been applied. The Company is evaluating the Statement as to whether to adopt the fair value based method of accounting or continue using its current accounting methods with additional disclosures.

     The Company may enter into hedging contracts from time to time in order to minimize the impact of adverse price fluctuations; however, the Company did not enter into any of these contracts during 1995. In the first quarter of 1996, the Company entered into financial hedging futures contracts to offset a portion of its North Sea crude. The Company will continue to consider other opportunities in its risk management activities, such as swaps or fixed price contracts to mitigate the adverse movement in oil and gas prices. Gains or losses on these hedging activities are recognized in sales revenues when the underlying exposed hedged production is sold. As of February 29, 1996, the Company had open contracts for 600,000 barrels of oil at an average Brent price of $16.54 per Bbl.

     The functional currency for translating the accounts of foreign subsidiaries is the U.S. dollar, except for subsidiaries in the United Kingdom where the functional currency is pounds sterling. The Company's revenues are predominantly based upon the world market price for crude oil, which is denominated in U.S. dollars. Certain operating costs, taxes, capital costs and intercompany transactions represent commitments settled in foreign currencies. Exchange rate fluctuations on transactions in currencies other than the functional currency are recognized as gains and losses in current period income. The Company periodically enters into foreign exchange contracts as a hedge against fluctuations in foreign currency rates. These contracts are generally of a short-term nature. At December 31, 1995, the Company had open contracts with a net value of 21 million pounds sterling. However, there are foreign exchange risks inherent in operations such as the Company's, and the Company cannot predict with any certainty the results of currency exchange rate fluctuations.

     The Company also cannot predict with any degree of certainty the prices it will receive in 1996 and future years for its crude oil, LNG, natural gas and ethylene. In addition, uncertainty in the Middle East, policies of oil exporting countries and worldwide demand for products affect the Company's sales. The marketing of products and the prices the Company receives for such products are sensitive to many factors beyond the control of the Company. The Company's financial condition, operating results and liquidity may be materially affected by any significant fluctuations in its sales prices. The Company's ability to service its long-term obligations and to internally generate funds for capital expenditures will be similarly affected. See Notes 13 and 17 of Notes to Consolidated Financial Statements for information regarding the Company's estimated proved reserves and sales.

     Likewise, the Company's business is affected by its costs and success in finding, developing or acquiring new reserves to replace its reserves depleted by production. Certain of the Company's producing properties are at normal decline in production rates. In general, the Company's volume of production from oil and gas properties declines with the passage of time. In addition, the Company's participation share of gas volumes supplied to support Indonesian LNG sales contract extensions or additions are and will be significantly less than their participation share under the original long-term sales contracts. The Company's long-term strategy is to increase its production with successful exploration and development activities and selective reserve acquisitions. There can be no assurances that the Company will achieve such objectives. Except to the extent the Company conducts successful exploration, exploitation or development activities, acquires additional properties containing proved reserves or both, the proved reserves of the Company, and the revenues generated from production thereof (assuming no price increases), will decline as reserves are produced. Drilling activities are expensive and subject to numerous risks, including the risk that no commercially viable oil or gas production will be obtained. Also, the Company must compete with a substantial number of other energy companies, any of which may have significantly greater financial and other resources than the Company. Increases or decreases in prices of oil and gas and in cost levels, along with the timing of development projects, will also affect revenues generated by the Company and the present value of estimated future net cash flows from its properties. Revenues generated from future activities of the Company are highly dependent upon the level of success in finding, developing or acquiring additional reserves. See Notes 1 and 17 of Notes to Consolidated Financial Statements.

     The Company's overseas operations are subject to certain risks, including expropriation of assets, governmental reinterpretation of applicable law and contract terms, increases in taxes and government royalties, renegotiation of contracts with foreign governments or customers, foreign government approvals of lease, permit or similar applications and of exploration and production plans, political and economic instability, disputes between governments, exclusive jurisdiction of foreign courts, payment delays, export restrictions, increased environmental regulations, limits on allowable levels of exploration and production and currency exchange losses and repatriation restrictions, as well as changes in laws and policies governing operations of companies with overseas operations generally. Foreign operations and investments may also be subject to laws and policies of the United States affecting foreign trade, investment and taxation that could affect the conduct and profitability of these operations.

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

     The discussion of the Company's business and operations in this report includes in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainty, including those described in this report, and such statements shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants.....................................................   33
Consolidated Balance Sheet, December 31, 1995 and 1994................................   34
Consolidated Statement of Operations, Years Ended December 31, 1995,
  1994 and 1993.......................................................................   35
Consolidated Statement of Cash Flows, Years Ended December 31, 1995,
  1994 and 1993.......................................................................   36
Consolidated Statement of Stockholders' Equity, Years Ended December 31, 1995,
  1994 and 1993.......................................................................   37
Notes to Consolidated Financial Statements............................................   38

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
  Union Texas Petroleum Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Union Texas Petroleum Holdings, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1993.

PRICE WATERHOUSE LLP

Houston, Texas
February 14, 1996

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
Current assets:
  Cash and cash equivalents.........................................  $   11,069     $    8,389
  Accounts and notes receivable, less allowance for doubtful
     accounts.......................................................      77,517         54,773
  Inventories.......................................................      42,764         43,228
  Prepaid expenses and other current assets.........................      27,924         30,675
                                                                      ----------     ----------
          Total current assets......................................     159,274        137,065
Equity investment...................................................     108,476        114,505
Property, plant and equipment, at cost, less accumulated
  depreciation, depletion and amortization*.........................   1,551,198      1,286,278
Other assets........................................................      17,870          6,786
                                                                      ----------     ----------
          Total assets..............................................  $1,836,818     $1,544,634
                                                                      ==========     ==========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................................  $    2,292     $    2,292
  Accounts payable..................................................      95,768         89,281
  Taxes payable.....................................................      55,779         48,069
  Other current liabilities.........................................      41,704         41,862
                                                                      ----------     ----------
          Total current liabilities.................................     195,543        181,504
Long-term debt......................................................     712,132        536,117
Deferred income taxes...............................................     395,289        365,777
Other liabilities...................................................     110,064        111,737
                                                                      ----------     ----------
          Total liabilities.........................................   1,413,028      1,195,135
                                                                      ----------     ----------
Stockholders' equity:
  Common stock......................................................       4,391          4,391
  Paid in capital...................................................      19,405         19,889
  Cumulative foreign exchange translation adjustment and other......     (75,077)       (65,476)
  Retained earnings.................................................     479,620        394,806
  Common stock held in treasury, at cost, 247,145 shares at December
     31, 1995 and 221,565 shares at December 31, 1994...............      (4,549)        (4,111)
                                                                      ----------     ----------
          Total stockholders' equity................................     423,790        349,499
                                                                      ----------     ----------
          Total liabilities and stockholders' equity................  $1,836,818     $1,544,634
                                                                      ==========     ==========

---------------

* The Company follows the successful efforts method of accounting for oil and gas activities.

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
REVENUES:
  Sales and operating revenues.............................  $851,601     $747,883     $681,923
  Interest income and other revenues.......................     3,557        1,268        5,858
  Net income of equity investee............................    20,871       20,444        8,882
                                                             --------     --------     --------
                                                              876,029      769,595      696,663
COSTS AND OTHER DEDUCTIONS:
  Product costs and operating expenses.....................   299,133      299,586      301,276
  Exploration expenses.....................................    77,185       53,532       93,640
  Depreciation, depletion and amortization.................   191,503      168,570      242,704
  Selling, general and administrative expenses.............    26,098       24,525       23,780
  Interest expense.........................................    28,783       11,399        6,369
  Preferred dividends of a subsidiary......................                               1,911
                                                             --------     --------     --------
Income before income taxes and cumulative effect of change
  in accounting principle..................................   253,327      211,983       26,983
Provision for (benefit from) income taxes..................   150,977      145,245       (3,686)
                                                             --------     --------     --------
Income before cumulative effect of change in accounting
  principle................................................   102,350       66,738       30,669
Cumulative effect of change in accounting principle........                              (3,743)
                                                             --------     --------     --------
Net income.................................................  $102,350     $ 66,738     $ 26,926
                                                             ========     ========     ========
EARNINGS PER SHARE OF COMMON STOCK:
  Income before cumulative effect of change in accounting
     principle.............................................  $   1.17     $    .76     $    .35
  Cumulative effect of change in accounting principle......                                (.04)
                                                             --------     --------     --------
  Net income...............................................  $   1.17     $    .76     $    .31
                                                             ========     ========     ========
DIVIDENDS PER SHARE OF COMMON STOCK........................  $    .20     $    .20     $    .20
                                                             ========     ========     ========
Weighted average number of shares outstanding (000's)......    87,687       87,642       87,218
                                                             ========     ========     ========

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995         1994         1993
                                                            ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................  $ 102,350    $  66,738    $  26,926
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Cumulative effect of change in accounting
       principle..........................................                                3,743
     Depreciation, depletion and amortization.............    191,503      168,570      242,704
     Deferred income taxes................................    (19,576)     (11,962)    (107,492)
     Net income of equity investee........................    (20,871)     (20,444)      (8,882)
     Other................................................      3,581        4,027       (7,324)
                                                            ---------    ---------    ---------
       Net cash provided by operating activities before
          changes in other assets and liabilities.........    256,987      206,929      149,675
     (Increase) decrease in accounts and notes
       receivable.........................................    (22,667)      (4,510)      58,438
     (Increase) decrease in inventories...................      1,351       (8,187)       4,114
     (Increase) decrease in prepaid expenses and other
       assets.............................................     (6,628)       6,303       (3,639)
     (Decrease) increase in accounts payable and other
       liabilities........................................      3,233       19,719       (8,753)
     (Decrease) increase in income taxes payable..........      1,649       (5,618)      (9,003)
                                                            ---------    ---------    ---------
     Net cash provided by operating activities............    233,925      214,636      190,832
                                                            ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment..............   (412,039)    (299,578)    (144,476)
  Cash provided by equity investee........................     26,900        9,050       20,550
  Cash required by sale of businesses, net................       (809)      (2,488)     (43,373)
                                                            ---------    ---------    ---------
  Net cash required by investing activities...............   (385,948)    (293,016)    (167,299)
                                                            ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt........................    327,103       80,503       30,000
  Payments to settle long-term debt.......................     (2,292)     (37,292)    (117,927)
  Net payments under credit facilities....................   (193,503)
  Net proceeds from money market lines of credit..........     43,151       47,130       54,765
  Redemption of Preferred Auction Rate Stock..............                              (75,000)
  Purchase of treasury stock..............................     (4,136)      (6,089)
  Proceeds from issuance of treasury stock................      1,916        1,593
  Proceeds from issuance of common stock..................                     311       18,849
  Dividends paid..........................................    (17,536)     (17,530)     (17,418)
                                                            ---------    ---------    ---------
  Net cash provided (required) by financing activities....    154,703       68,626     (106,731)
                                                            ---------    ---------    ---------
  Net increase (decrease) in cash and cash equivalents....      2,680       (9,754)     (83,198)
Cash and cash equivalents at beginning of year............      8,389       18,143      101,341
                                                            ---------    ---------    ---------
Cash and cash equivalents at end of year..................  $  11,069    $   8,389    $  18,143
                                                            =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized).................  $  29,765    $  11,933    $   8,658
     Income taxes.........................................    168,140      154,669       57,791

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1995           1994           1993
                                                        -----------    -----------    -----------
COMMON STOCK (SHARES)
  Authorized..........................................  200,000,000    200,000,000    200,000,000
                                                        ===========    ===========    ===========
  Issued:
     Beginning of year................................   87,829,283     87,805,095     86,250,940
     Issuance of stock................................                      24,188      1,554,155
                                                        -----------    -----------    -----------
     Ending balance...................................   87,829,283     87,829,283     87,805,095
                                                        ===========    ===========    ===========
COMMON STOCK AT PAR VALUE ($.05 PER SHARE)
  Beginning of year...................................  $     4,391    $     4,390    $     4,312
  Issuance of stock...................................                           1             78
                                                        -----------    -----------    -----------
  Ending balance......................................  $     4,391    $     4,391    $     4,390
                                                        ===========    ===========    ===========
PAID IN CAPITAL
  Beginning balance...................................  $    19,889    $    20,436    $     1,569
  Issuance of stock...................................                         312         18,770
  Reissuance of treasury stock........................         (484)          (859)            97
                                                        -----------    -----------    -----------
  Ending balance......................................  $    19,405    $    19,889    $    20,436
                                                        ===========    ===========    ===========
CUMULATIVE FOREIGN EXCHANGE TRANSLATION ADJUSTMENT AND
  OTHER
  Beginning balance...................................  $   (65,476)   $   (86,545)   $   (69,388)
  Translation adjustments.............................       (9,406)        20,182        (16,932)
  Supplemental pension plan minimum liability.........         (195)           887           (225)
                                                        -----------    -----------    -----------
  Ending balance......................................  $   (75,077)   $   (65,476)   $   (86,545)
                                                        ===========    ===========    ===========
RETAINED EARNINGS
  Beginning balance...................................  $   394,806    $   345,598    $   336,090
  Net income..........................................      102,350         66,738         26,926
  Dividends on common stock...........................      (17,536)       (17,530)       (17,418)
                                                        -----------    -----------    -----------
  Ending balance......................................  $   479,620    $   394,806    $   345,598
                                                        ===========    ===========    ===========
TREASURY STOCK, AT COST
  Beginning balance...................................  $    (4,111)   $    (2,633)   $    (3,386)
  Purchases...........................................       (4,136)        (6,089)
  Issues..............................................        3,698          4,611            753
                                                        -----------    -----------    -----------
  Ending balance......................................  $    (4,549)   $    (4,111)   $    (2,633)
                                                        ===========    ===========    ===========

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     The Company is engaged in oil and gas exploration and production principally overseas and petrochemical manufacturing in the United States. International activities are conducted primarily in Indonesia, the United Kingdom sector of the North Sea, Pakistan and other strategic areas. Two limited partnerships (the "KKR Partnerships"), organized and controlled by an affiliate of Kohlberg Kravis Roberts & Co. ("KKR"), own approximately 25% of the Company's issued and outstanding common stock.

     At the 1995 Annual Meeting of Stockholders held May 10, 1995, the Company's stockholders approved the authorization of a new class of 15 million shares of preferred stock. The new unissued preferred stock provides the Company additional financing flexibility to issue from time to time based on current market conditions.

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

  Use of estimates

     The consolidated financial statements are prepared in conformity with general accepted accounting principles which requires management to make certain estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

  Inventories

     Finished product inventories are valued at the lower of cost or market using the last-in, first-out method ("LIFO"). Materials and supplies inventories are valued at the lower of average cost or market.

  Property, plant and equipment

     Oil and gas exploration and production activities are accounted for employing the successful efforts method. Under this method, costs of successful exploratory wells, development wells and acreage are capitalized. Costs of unsuccessful exploratory wells are expensed upon the determination that the well does not justify commercial development. Other exploration costs including geological and geophysical costs in exploration areas, delay rentals, production costs and overhead are charged to expense as incurred.

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Estimated dismantlement, restoration and abandonment costs net of estimated salvage value are taken into account in determining amortization. Depreciable assets other than oil and gas properties are depreciated using the straight-line method based on estimated asset service lives from 5 to 31 years.

  Postemployment benefits

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

  Impairment of long-lived assets

     In March 1995, the FASB released Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which concluded long-lived assets should be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company has adopted the pronouncement which had no impact on the financial position of the Company.

  Foreign currency

     The functional currency for translating the accounts of foreign subsidiaries is the U.S. dollar, except for subsidiaries in the United Kingdom, where the functional currency is the local currency. Translation adjustments of this local currency, which represent unrealized increases and decreases in the Company's net investment in foreign operations as the result of exchange rate changes, are included in stockholders' equity as the cumulative foreign exchange translation adjustment. Transaction gains and losses resulting from the effect of exchange rate fluctuations on transactions in currencies other than the functional currency are included in determining net income. Foreign exchange gains (losses) included in the determination of net income for the years 1995, 1994, and 1993 were ($768), ($178) and $492, respectively.

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 2 -- PIPER FIELD WRITE-DOWN

     In 1993, as a result of the crude oil price environment, it was determined that estimated future net pretax cash flows from the U.K. Piper field did not exceed capitalized costs of the field, and accordingly, the Company recorded a $103 million pretax, non-cash charge to depreciation, depletion and amortization. After including the reversal of $55 million of related U.K. deferred income taxes, the net income impact of the charge was $48 million.

NOTE 3 -- ACCOUNTS AND NOTES RECEIVABLE

     At December 31, 1995 and 1994, accounts and notes receivable consisted of the following:

                                                                        1995        1994
                                                                       -------     -------
    Accounts receivable, trade.......................................  $77,593     $54,768
    Interest and notes receivable....................................                    8
                                                                       -------     -------
                                                                        77,593      54,776
    Less -- allowance for doubtful accounts..........................      (76)         (3)
                                                                       -------     -------
                                                                       $77,517     $54,773
                                                                       =======     =======

     Most of the Company's worldwide business activity is with major marketing companies, industrial users and joint venture partners. Those receivables considered a significant credit risk are backed by letters of credit. Typically, credit terms are of a short-term nature.

NOTE 4 -- INVENTORIES

     At December 31, 1995 and 1994, inventories consisted of the following:

                                                                        1995        1994
                                                                       -------     -------
    Products.........................................................  $16,225     $11,307
    Materials and supplies...........................................   26,539      31,921
                                                                       -------     -------
                                                                       $42,764     $43,228
                                                                       =======     =======

     Inventories valued at LIFO amounted to $10,943 at December 31, 1995 and $8,669 at December 31, 1994, which were below estimated replacement cost by $878 and $1,627, respectively.

NOTE 5 -- EQUITY INVESTMENT

     At December 31, 1995 and 1994, an investment, accounted for using the equity method, consisted of the following:

                                                                       1995         1994
                                                                     --------     --------
    Unimar Company.................................................  $108,476     $114,505
                                                                     ========     ========

     The Company has a 50% interest in Unimar Company ("Unimar"), a partnership through which the Company has an additional 11.56% working interest in the Indonesian joint venture, resulting in a total working interest of 37.81%.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The Company's share of selected financial data for its equity investee are summarized as follows:

                                                            1995        1994         1993
                                                          --------     -------     --------
    Net revenues........................................  $101,010     $98,963     $100,390
    Gross profit........................................    67,777      63,880       64,564
    Net income reported by equity partnership...........  $ 20,071     $16,552     $ 15,114
    Other...............................................       800       3,892       (6,232)
                                                          --------     -------     --------
    Net income of equity investee.......................  $ 20,871     $20,444     $  8,882
                                                          ========     =======     ========

                                                                   1995         1994
                                                                 --------     --------
    Current assets.............................................  $ 12,754     $ 12,226
    Total assets...............................................   203,607      211,090
    Current liabilities........................................    15,731       15,281
    Partners' account..........................................   102,533      109,124

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

     At December 31, 1995 and 1994, property, plant and equipment consisted of the following:

                                                                   1995           1994
                                                                ----------     ----------
    Land and land improvements................................  $   12,635     $   13,549
    Oil and gas properties and equipment......................   2,578,742      2,130,175
    Plants and equipment......................................     158,121        151,748
    Other facilities..........................................      10,683         24,978
    Construction and wells in progress........................      91,073        106,413
                                                                ----------     ----------
                                                                 2,851,254      2,426,863
    Less -- accumulated depreciation, depletion and
      amortization............................................  (1,300,056)    (1,140,585)
                                                                ----------     ----------
                                                                $1,551,198     $1,286,278
                                                                ==========     ==========

     In 1994, the Company acquired a 9.42% unit interest from Fina Exploration Limited and Fina Petroleum Development Limited, subsidiaries of Petrofina SA (collectively, "Fina") in two blocks in the undeveloped Britannia natural gas and condensate field in the U.K. North Sea for 101 million pounds sterling ($159 million). Production from Britannia is planned to begin in late 1998. The Company increased oil and gas properties and equipment by $219 million, the sum of the purchase price of $159 million, and a deferred tax payable of $60 million arising from the purchase. The purchase was financed with debt.

     On July 18, 1995, the Company, through its subsidiary, Union Texas Petroleum Limited ("UTPL"), acquired from Oryx UK Energy Company ("Oryx") their 15.5% working interest in Block 16/26 in the central United Kingdom North Sea, which includes the Alba field. UTPL paid Oryx $270 million for the interest. The effective date of the transaction was July 1, 1995. The Company funded the acquisition under its bank credit facilities and its uncommitted and unsecured lines of credit. The Company increased plant, property and equipment by $328 million, the sum of the purchase price of $270 million and a deferred tax payable of $58 million arising from the purchase.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 7 -- DEBT

     At December 31, 1995 and 1994, long-term debt consisted of the following:

                                                                           1995         1994
                                                                         --------     --------
Credit facilities......................................................  $132,000     $325,503
8.25% Senior Notes due November 15, 1999...............................   100,000      100,000
8 3/8% Senior Notes due 2005...........................................   125,000
8 1/2% Senior Notes due 2007...........................................    75,000
Medium Term Notes......................................................   100,000
Britannia financing....................................................    29,368
Subsidiary production loan.............................................     4,582        6,874
Money market lines of credit...........................................   148,474      106,032
                                                                         --------     --------
                                                                          714,424      538,409
Less -- portion due within one year....................................    (2,292)      (2,292)
                                                                         --------     --------
                                                                         $712,132     $536,117
                                                                         ========     ========

  Credit Facilities

     The Company had three unsecured credit facilities (the "Credit Facilities") at December 31, 1995. One of the Credit Facilities is a $100 million unsecured credit agreement with a syndicate of banks, that provides for conversion of amounts outstanding on April 15, 1996 to a one-year term loan maturing April 15, 1997. Another Credit Facility is a $450 million unsecured credit agreement with a syndicate of banks that provides for a quarterly reduction of $35 million beginning July 31, 1998, with a final maturity of April 30, 1999. The $450 million revolver allows the Company to obtain up to $300 million of availability thereunder in U.S. dollar loans that bear interest at a rate determined in a competitive bid process. Loans under the $450 million revolver may be made in both pounds sterling and U.S. dollars at the option of the Company. In June 1995, the Company entered into an additional $100 million unsecured credit agreement with certain banks. This $100 million revolver providing for conversion of amounts outstanding on June 15, 1996 to a one-year term loan maturing June 15, 1997 was terminated January 31, 1996. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins, subject to increase in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, of $350 million. At December 31, 1995, $132 million was outstanding under the $450 million revolver bearing interest at a weighted average rate of 6.17% per annum. The Credit Facilities provide the Company with the ability to borrow on a long-term basis, and as it is the Company's intent to do so, such borrowings are classified as long-term.

  Senior Notes

     In March 1995, the Company publicly issued $125 million principal amount of 8 3/8% Senior Notes due 2005 (the "8 3/8% Senior Notes") at an initial public offering price of 99.431%. In April 1995, the Company publicly issued $75 million principal amount of 8 1/2% Senior Notes due 2007 (the "8 1/2% Senior Notes") at an initial public offering price of 99.658%. The net proceeds from the sale of the 8 3/8% Senior Notes and the 8 1/2% Senior Notes were approximately $123.5 million and $74.2 million, respectively (after deducting underwriting discount, commissions and offering expenses). The Company used such proceeds to reduce debt under its existing credit facility and its uncommitted and unsecured lines of credit. The Company's $100 million

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

principal amount of 8.25% Senior Notes due 1999 ("the 8.25% Senior Notes") discussed below together with the 8 1/2% Senior Notes and the 8 3/8% Senior Notes are referred to herein as the "Senior Notes."

     In November 1992, the Company sold $100 million principal amount, at an initial offering price of 99.424%, of 8.25% Senior Notes for approximately $98 million (after deducting underwriting discounts, commission and offering expenses). The Company used such proceeds to reduce then outstanding debt under its credit facility. The Senior Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities and senior in right of payment to any future subordinated indebtedness of the Company. Each of the Senior Notes contain similar restrictive covenants. The Senior Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest plus a make-whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Senior Notes.

  Medium Term Notes

     During 1995, the Company issued $100 million aggregate principal amount of medium term notes ("MTN") with terms of seven and twelve years and interest rates varying from 6.51% to 6.81%. The net proceeds from the sale of the MTN were approximately $99.4 million and were used to reduce debt under the Company's credit facility and its uncommitted and unsecured lines of credit. These MTN represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities and Senior Notes and senior in right of payment to any future subordinated indebtedness of the Company. Each of the MTN contain similar restrictive covenants as the Senior Notes. The MTN are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest plus a make-whole premium relating to the then-prevailing Treasury Yield and the remaining life of the MTN.

  Britannia Financing

     The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), which is a wholly owned subsidiary of UTPL, has a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production (including interest and other financing costs incurred prior to completion and potential cost overruns), and any remaining availability after completion may, subject to certain coverage ratios being met, be used for UTBL's general corporate purposes. Except for certain support by UTPL related to any potential cost overruns in excess of the facility amount (limited to 30 million pounds sterling), insurance, tax benefits and administrative services, the lenders' recourse will be limited to the Britannia field project assets and is nonrecourse to the Company. The financing has a final maturity in September 2005. At December 31, 1995, 19 million pounds sterling ($29 million) was outstanding under UTBL's financing.

  Subsidiary Production Loan

     Union Texas Pakistan, Inc., a wholly owned subsidiary of the Company, has a nonrecourse loan, payable from production proceeds, which will be repaid in semiannual installments of $1,146 through 1997, and bears interest at the 182-day Treasury bill rate plus 1.0%. At December 31, 1995, such interest rate was 6.64%.

  Money Market Lines of Credit

     Due to the Company's ability to obtain favorable interest rates on short-term borrowings, uncommitted and unsecured lines of credit were established with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's intent to refinance these borrowings for a period exceeding one year and the ability to refinance them on a long-term basis through its Credit Facilities. At December 31, 1995 and 1994,

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

$148 million and $106 million, respectively, were outstanding under these money market lines which bore interest at weighted average rates of 6.5% and 6.46% per annum, respectively. At December 31, 1995, the Company has adjusted the 1994 balance sheet by reclassifying outstanding money market borrowings of $106 million from current liabilities to long-term debt. Management believes that this presentation is more meaningful for comparative analysis and appropriately reflects management's intent at December 31, 1994.

     Interest capitalized for the years 1995, 1994, and 1993 was $23,081, $18,774, and $25,674, respectively.

     Scheduled maturities of long-term debt outstanding during the five years 1996 through 2000 are $2,292, $2,290, $0, $395,933 and $13,909, respectively.

NOTE 8 -- INCOME TAXES

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            1995        1994        1993
                                                          --------    --------    ---------
    United States (Current):
      Federal...........................................  $  2,935    $  3,756    $   1,543
      State.............................................     4,767       4,713        1,616
                                                          --------    ---------   ----------
                                                             7,702       8,469        3,159
                                                          --------    ---------   ----------
    Foreign:
      Current...........................................   162,851     148,738      100,648
      Deferred..........................................   (19,576)    (11,962)    (107,493)
                                                          --------    ---------   ----------
                                                           143,275     136,776       (6,845)
                                                          --------    ---------   ----------
                                                          $150,977    $145,245    $  (3,686)
                                                          ========    =========   ==========

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

     The principal items accounting for the difference in taxes on income computed at the United States statutory rate and as recorded are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1995        1994        1993
                                                           --------    --------    --------
    Computed tax at 35% of pretax income.................  $ 88,664    $ 74,194    $  9,444
    Rate change in the U.K. for PRT......................                           (50,200)
    Taxes in excess of the U.S. tax rate on foreign
      earnings...........................................    56,353      52,270      10,467
    Alternative Minimum Tax..............................     2,935       3,756       1,543
    Domestic operating losses generating no tax
      benefit............................................                10,313      23,445
    All other items, net.................................     3,025       4,712       1,615
                                                           --------    --------    --------
                                                           $150,977    $145,245    $ (3,686)
                                                           ========    ========    ========

     Effective July 1, 1993, the British Parliament enacted changes in the U.K. Petroleum Revenue Tax ("PRT"). These changes included reducing PRT on producing fields in the U.K. North Sea from 75% to 50% and abolishing PRT for all new fields not licensed for development on March 16, 1993. Accordingly, in 1993,

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

the Company reduced its liability for U.K. deferred income taxes and recorded a one-time benefit to net income of approximately $50 million.

     Deferred tax liabilities (assets) are comprised of the effects of temporary differences as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                         1995       1994
                                                                       --------   --------
    Gross deferred tax liabilities:
      Property differences pertaining to depreciation and other
         expenditures................................................  $399,665   $369,037
      Acquisitions...................................................    57,858     60,466
    Gross deferred tax assets:
      U.K. Corporation Tax effect of deferred Petroleum Revenue
         Tax.........................................................   (29,537)   (32,998)
      Dismantlement and removal provision............................   (32,697)   (30,728)
                                                                       --------   --------
                                                                       $395,289   $365,777
                                                                       ========   ========

NOTE 9 -- PENSION BENEFITS

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

     The Pension Plan has assets in excess of the projected benefit obligation for 1995. The assets of this plan are held by trustees and are invested in common stock, fixed rate and real estate investments. The following table sets forth the plans' funded status at December 31, 1995 and 1994:

                                                                              SUPPLEMENTAL
                                                       PENSION PLAN         RETIREMENT PLANS
                                                   --------------------    ------------------
                                                     1995        1994       1995       1994
                                                   --------    --------    -------    -------
    Actuarial present value of benefit
      obligations:
      Vested benefits...........................   $122,084    $109,074    $ 4,050    $ 3,753
      Nonvested benefits........................      4,464       4,083        207         75
                                                   --------    --------    -------    -------
              Total accumulated benefit
                obligation......................    126,548     113,157      4,257      3,828
      Amounts related to projected pay
         increases..............................      9,288       7,572      1,856        660
                                                   --------    --------    -------     ------
              Total projected benefit
                obligation......................    135,836     120,729      6,113      4,488
    Net assets available for plan benefits held
      by trustees...............................    142,742     116,731
                                                   --------    --------    -------     ------
    Net assets over (under) projected benefit
      obligation................................      6,906      (3,998)    (6,113)    (4,488)
    Unrecognized net obligation at the date of
      initial application of FAS 87 (1/1/86)....      1,657       1,988
    Unrecognized prior service cost.............      3,220       3,633      1,323      1,665
    Adjustment required to recognize minimum
      liability.................................                            (2,058)    (2,205)
    Unrecognized net (gain) loss................     (7,807)       (833)     2,591      1,200
                                                   --------    --------    -------    -------
      Prepaid pension cost (pension
         liability).............................   $  3,976    $    790    $(4,257)   $(3,828)
                                                   ========    ========    =======    =======

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Net periodic pension cost for 1995, 1994 and 1993 included the following components:

                                                             1995         1994           1993
                                                          ---------     ---------      ---------
    Service cost-benefits earned during the period.....   $   2,310     $   2,474      $   2,286
    Interest cost on projected benefit obligation......      10,469        10,173         10,825
    Return on plan assets..............................     (30,625)          477        (12,070)
    Net amortization and deferral......................      22,560        (9,381)         2,468
                                                          ---------     ---------      ---------
    Net periodic pension cost before effect of
      settlement loss..................................       4,714         3,743          3,509
    Settlement loss....................................                       596            610
                                                          ---------     ---------      ---------
    Net periodic pension cost..........................   $   4,714     $   4,339      $   4,119
                                                          =========     =========      =========

     Settlement losses resulted from certain lump sum payments to employees who terminated from participation in the Supplemental Retirement Plans during the year.

     The assumed average rate of return on plan assets was 8% in 1995, 1994 and 1993 for the plans. Measurement of the projected benefit obligation was based on an assumed discount rate of 7.25% and 7% in 1995, 8.5% and 7% in 1994 and 7.5% and 7% in 1993 for normal and lump sum eligible participants, respectively, for the Pension and Supplemental Retirement Plans and an assumed long-term rate of compensation increase of 4.5%, 4.5% and 5% for the Pension and Supplemental Retirement Plans in 1995, 1994 and 1993, respectively.

NOTE 10 -- OTHER POSTRETIREMENT BENEFITS

     The Company currently provides postretirement benefits, principally health care and life insurance benefits, for employees. Under the Company's current policy, substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age with ten years of service while working for the Company. These benefits are unfunded.

     The following table sets forth the plan's status at December 31:

                                                                       1995         1994
                                                                     --------     --------
    Accumulated postretirement benefit obligation:
      Retirees' benefits...........................................  $ 31,481     $ 26,060
      Other fully eligible participants' benefits..................     5,247        3,721
      Other active plan participants' benefits.....................     7,128        4,587
                                                                     --------     --------
         Accumulated postretirement benefit obligation.............   (43,856)     (34,368)
    Unrecognized amounts:
         Prior service cost........................................   (11,885)     (15,306)
         Net loss..................................................    17,136        9,114
                                                                     --------     --------
    Accrued obligation.............................................  $(38,605)    $(40,560)
                                                                     ========     ========

     Net postretirement benefit cost for 1995, 1994 and 1993 included the following components:

                                                               1995       1994       1993
                                                              -------    -------    -------
    Service cost-benefits earned during the period..........  $   503    $   497    $   393
    Interest cost on projected benefit obligation...........    3,117      2,735      2,743
    Net amortization........................................   (3,136)    (3,051)    (3,138)
                                                              -------    -------    -------
    Net postretirement benefit cost.........................  $   484    $   181    $    (2)
                                                              =======    =======    =======

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Measurement of the accumulated postretirement benefit obligation was based on an assumed discount rate of 7.25% for 1995, 8.5% for 1994 and 7.5% for 1993. For measurement purposes, a 12%, 12.75% and 13.5% annual rate of increase in the per capita cost of covered health care benefits for those age 65 and older were assumed for 1995, 1994 and 1993, respectively; the rate was assumed to decrease linearly to 6% for 2003 and after. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 and 1994, by $1,988 and $1,451, respectively. Additionally, it would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 by $216, $176 and $151, respectively.

NOTE 11 -- STOCK OPTIONS

     Under the terms of the 1994 Incentive Plan, the Company has authorized the issuance of options to employees and certain members of the board of directors to purchase up to 4 million shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of grant. In 1995, 20,000 and 12,000 options at $18.625 and $22.4375 per share, respectively, were granted to certain directors. These options are 100% vested. The options granted to employees vest at 25% per annum. Options to purchase 896,200 shares at $18.0625 per share were granted to employees in 1995. Certain officers have been granted nonqualified options and incentive stock options with appreciation rights. At December 31, 1995, options outstanding with respect to 210,500 shares of common stock have appreciation rights attached. Following the adoption of the 1994 Incentive Plan during 1995, all further stock option grants will be made under the 1994 Incentive Plan only.

     Under the terms of the 1992 Stock Option Plan, the Company authorized the issuance of options to employees to purchase up to 4 million shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. Options granted prior to 1994 vest at 20% per annum. Options granted in 1994 vest at 25% per annum. Certain officers have been granted nonqualified options and incentive stock options with appreciation rights. At December 31, 1995, options outstanding with respect to 768,900 shares of common stock have appreciation rights attached.

                                                                      NUMBER OF SHARES
                                                                    ---------------------
                                                                      1995         1994
                                                                    ---------    --------
    Outstanding at beginning of year..............................  2,643,380    1,778,710
    Granted at $18.75 per share...................................                 960,900*
    Less:
      Exercised at $18.3125 to $20.875 per share..................     56,460        6,460
      Canceled....................................................     93,670       89,770
                                                                    ---------    ---------
    Outstanding at end of year at $18.3125 to $20.875 per share...  2,493,250    2,643,380
                                                                    =========    =========

---------------

*298,700 shares granted in 1994 were granted with stock appreciation rights.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Under the terms of the 1985 Stock Option Plan (the "1985 Plan"), the Company authorized the issuance of options to officers and key employees to purchase up to 4,466,667 shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. Certain officers and employees have been granted options with appreciation rights. All options granted are fully vested. At December 31, 1995, options outstanding with respect to 368,409 shares of common stock have appreciation rights attached.

                                                                         NUMBER OF SHARES
                                                                       --------------------
                                                                         1995        1994
                                                                       --------    --------
    Outstanding at beginning of year.................................   616,352     714,976
    Less:
      Exercised at $7.50 to $16.125 per share........................    68,192      98,624
                                                                        -------     -------
    Outstanding at end of year at $7.50 to $16.125 per share.........   548,160     616,352
                                                                        =======     =======

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

                                                                         NUMBER OF SHARES
                                                                       --------------------
                                                                         1995        1994
                                                                       --------    --------
    Outstanding at beginning of year.................................   275,664     326,022
    Less:
      Exercised at $12.25 to $16.125 per share.......................    39,622      44,810
      Canceled.......................................................     1,057       5,548
                                                                        -------     -------
    Outstanding at end of year at $12.25 to $16.125 per share........   234,985     275,664
                                                                        =======     =======

     In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial and reporting standards for stock based employee compensation plans that will be effective for the Company's 1996 financial statements. The statement encourages, but does not require, companies to adopt a fair value based method of accounting for such plans in place of current accounting standards. Companies electing to continue to use their existing accounting methods will be required to make pro forma disclosures of net income assuming a fair value based method of accounting has been applied. The Company is evaluating the Statement as to whether to adopt the fair value based method of accounting or continue using its current accounting methods with additional disclosures.

NOTE 12 -- MAJOR CUSTOMERS

     During 1995, the Company's U.K. operations had sales to B.P. Oil International Limited and Elf Trading, in the amount of $107,891 and $109,067, or 13% and 13%, respectively, of the Company's total sales and operating revenues. During 1994, the Company's U.K. operations had sales to B.P. Oil International Limited and Elf Trading, in the amount of $81,292 and $80,578, or 11% and 11%, respectively, of total sales and operating revenues. During 1993, the Company's U.K. operations had sales to B.P. Oil International Limited, in the amount of $89,098 or 13% of total sales and operating revenues.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 13 -- SEGMENT FINANCIAL DATA

                                              EXPLORATION AND PRODUCTION
                                     ------------------------------------------------------    PETRO-
                                     UNITED                                         OTHER      CHEM-
                                     STATES     UNITED                              INTER-     ICALS
                                     (ALASKA)   KINGDOM     INDONESIA   PAKISTAN   NATIONAL    (A)      OTHER(A)   TOTAL
                                     -------    -------     ---------   --------   --------    ------   --------   -----
                                                              (DOLLARS IN MILLIONS)
1995
Sales and operating revenues.......             $  323      $ 276        $  51     $   1       $ 200    $   1     $  852
                                                ======      =====        =====     =====       =====    =====     ======
Operating profit (loss)............  $ (6)          84        178           19       (49)         62       (5)       283
Interest income....................                  2          1                                           1          4
General and administrative
  expenses.........................                                                                       (26)       (26)
Interest expense...................                 (6)                     (1)                           (22)       (29)
Net income of equity investee......                            21                                                     21
                                     ----       ------      -----        -----     -----       -----    -----     ------
Income (loss) before income
  taxes............................    (6)          80        200           18       (49)         62      (52)       253
Income taxes.......................                 34        105            4                    24      (16)       151
                                     ----       ------      -----        -----     -----       -----    -----     ------
Net income (loss)..................  $ (6)      $   46      $  95        $  14     $ (49)      $  38    $ (36)    $  102
                                     ====       ======      =====        =====     =====       =====    =====     ======
Identifiable assets................  $ 13       $1,168      $ 459        $  46     $   9       $ 111    $  31     $1,837
Capital additions..................     6          353         30           10         2           7        1        409
Depreciation, depletion and
  amortization.....................                139         35            7         4           5        2        192
1994
Sales and operating revenues.......             $  260      $ 278        $  39     $   1       $ 169    $   1     $  748
                                                ======      =====        =====     =====       =====    =====     ======
Operating profit (loss)............  $ (7)      $   57      $ 174        $  13     $ (25)      $  24    $ (10)    $  226
Interest income....................                  1                                                                 1
General and administrative
  expenses.........................                                                                       (24)       (24)
Interest expense...................                  1                                                    (12)       (11)
Net income (loss) of equity
  investee.........................                            21                                          (1)        20
                                     ----       ------      -----        -----     -----       -----    -----     ------
Income (loss) before income
  taxes............................    (7)          59        195           13       (25)         24      (47)       212
Income taxes.......................                 32        101            3                     9                 145
                                     ----       ------      -----        -----     -----       -----    -----     ------
Net income (loss)..................  $ (7)      $   27      $  94        $  10     $ (25)      $  15    $ (47)    $   67
                                     ====       ======      =====        =====     =====       =====    =====     ======
Identifiable assets................  $  8       $  887      $ 473        $  40     $  11       $ 108    $  18     $1,545
Capital additions..................     2          219         31            9         8           6        1        276
Depreciation, depletion and
  amortization.....................     2          114         37            7         2           5        2        169
1993
Sales and operating revenues.......             $  208      $ 279        $  49     $   1       $ 145              $  682
                                                ======      =====        =====     =====       =====    =====     ======
Operating profit (loss)............  $(34)      $  (83)     $ 164        $  24     $ (26)      $   8    $  (8)    $   45
Interest income....................                  2          1                                           2          5
General and administrative
  expenses.........................                                                                       (24)       (24)
Interest expense...................                 (1)                     (1)                            (4)        (6)
Preferred dividends of a
  subsidiary.......................                                                                        (2)        (2)
Net income (loss) of equity
  investee.........................                            14                                          (5)         9
                                     ----       ------      -----        -----     -----       -----    -----     ------
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle..........   (34)         (82)       179           23       (26)          8      (41)        27
Income taxes (benefit).............               (105)        90            7                     3        1         (4)
                                     ----       ------      -----        -----     -----       -----    -----     ------
Cumulative effect of change in
  accounting principle.............                                                                        (4)        (4)
                                     ----       ------      -----        -----     -----       -----    -----     ------
Net income (loss)..................  $(34)      $   23      $  89        $  16     $ (26)      $   5    $ (46)    $   27
                                     ====       ======      =====        =====     =====       =====    =====     ======
Identifiable assets................  $  8       $  695      $ 476        $  37     $   5       $  91    $  27     $1,339
Capital additions..................    (9)          94         46            5                     4        1        141
Depreciation, depletion and
  amortization.....................     2          193         36            6                     5        1        243

---------------

(a) Petrochemicals operations and Other represent United States activities.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 14 -- COMMITMENTS

     The Company has entered into various commitments and operating agreements related to the development of and production from certain proved oil and gas properties. Also during the normal course of business, the Company has issued various letters of credit, bank guarantees and performance bonds, which at December 31, 1995, totaled $8 million. At December 31, 1995, the Company had open foreign exchange contracts with a net value of 21 million pounds sterling. These contracts hedge economic exposures, based on the Company's assessment of its net exposure to changes in foreign currency rates. It is management's belief that such commitments and guarantees will be met without material adverse effect on the Company's financial position.

     The amounts of operating lease obligations due during the five years 1996 through 2000 are $8,042, $7,866, $7,732, $7,641 and $7,050, respectively.

     Rental expense for the years 1995, 1994 and 1993 was $9,379, $9,520 and $8,339, respectively.

NOTE 15 -- CONTINGENCIES

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

NOTE 16 -- SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            1995                                                    1994
                                        QUARTER ENDED                                           QUARTER ENDED
                    -----------------------------------------------------   -----------------------------------------------------
                    MAR. 31    JUNE 30    SEPT. 30    DEC. 31      YEAR     MAR. 31    JUNE 30    SEPT. 30    DEC. 31      YEAR
                    --------   --------   ---------   --------   --------   --------   --------   ---------   --------   --------
Net sales and
  operating
  revenues........  $239,558   $200,425   $197,255    $214,363   $851,601   $194,097   $145,608   $193,707    $214,471   $747,883
Gross profit......   117,080     90,736     77,391      87,858    373,065     84,578     48,648     75,193      74,253    282,672
Net income........    46,677     20,102     11,723      23,848    102,350     26,615      8,296     14,641      17,186     66,738
Per share of
  common stock:
Net earnings......       .53        .23        .13         .27       1.17        .30        .09        .17         .20        .76
Dividends.........       .05        .05        .05         .05        .20        .05        .05        .05         .05        .20
Market price:
High..............    23 1/8     23 7/8     21 1/2      19 7/8     23 7/8         22     20 1/8     20 3/8      21 7/8         22
Low...............    18 1/4         21         18      17 1/8     17 1/8     16 5/8     16 1/4         17      18 1/8     16 1/4

---------------

Source of Market Prices: New York Stock Exchange Composite Transactions Tape

NOTE 17 -- SUPPLEMENTARY OIL AND GAS INFORMATION

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

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

     In 1995, the Company purchased an interest in the Alba field in the U.K. North Sea, adding at July 1, 1995, 45 million barrels of oil equivalent ("boe").

     In 1994, the Company purchased an interest in the undeveloped Britannia field in the U.K. North Sea, adding at year end 1994, 38 million boe to its proved reserves.

     Information presented for the Company's operations in Indonesia relates to a production sharing contract between a joint venture group in which the Company is a member and Pertamina. Debt service relating to the Indonesian facility which liquefies natural gas supplied by the joint venture and other production sharing contractors is accounted for by the Company as a cost of production and operation. The debt obligation is non-recourse to the Company. Such debt service is deducted in estimating future net revenues to be distributed among Pertamina and the production sharing contractors including the joint venture and the Company's interest therein. The joint venture has no ownership interest in the oil and gas reserves but does have the right to share revenues and/or production and is entitled to recover most field and other operating costs and capital depreciation. The reserve estimates, which are based on year-end prices, are subject to revision as product prices and costs fluctuate due to the cost recovery feature under the production sharing contract and due to the effect that price fluctuations generally have on reserve estimates. The impact on reserves is inversely related to price changes and directly related to changes in field operating and capital costs. Indonesian reserves associated with the Unimar partnership are shown under the caption "Non-Consolidated Interests."

     Prior to 1993, the Company included in its reported estimates of proved reserves attributable to its interest in the Indonesian joint venture only those proved reserves that were committed to be sold under LNG sales contracts or which the Company expected to be sold in the spot market. Over the past several years, the Indonesian joint venture experienced better than anticipated field performance and development drilling successes. Also, Pertamina made progress in marketing additional LNG volumes that the Company believes will be sold. As a result, beginning in 1993, the Company booked upward revisions of proved reserves attributable to its interest in this joint venture.

     "Other International" represents an interest in Egypt.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The Company's net quantities of proved developed and undeveloped reserves of oil and natural gas, by geographic areas and changes therein, were as follows:

 ESTIMATED QUANTITIES OF NET PROVED CRUDE OIL AND NATURAL GAS LIQUIDS RESERVES

                                                        CONSOLIDATED SUBSIDIARIES
                                         --------------------------------------------------------       NON-
                                         UNITED                               OTHER                 CONSOLIDATED     TOTAL
                                         KINGDOM   INDONESIA   PAKISTAN   INTERNATIONAL    TOTAL     INTERESTS     WORLDWIDE
                                         -------   ---------   --------   -------------   -------   ------------   ---------
                                                                        (THOUSANDS OF BARRELS)
YEAR ENDED DECEMBER 31, 1995
Net proved reserves
  -- beginning of year.................   73,862     19,142       3,842          32         96,878       7,571       104,449
  -- revisions of previous estimates...    1,995      1,894       1,275           9          5,173         832         6,005
  -- purchase of minerals in place.....   45,012                                            45,012                    45,012
  -- extensions, discoveries and other
      additions........................                           1,261                      1,261                     1,261
  -- production........................  (15,155)    (2,094)     (1,995)        (22)       (19,266)       (692)      (19,958)
                                         -------    -------    --------     -------        -------     -------       -------
Net proved reserves
  -- end of year.......................  105,714     18,942       4,383          19        129,058       7,711       136,769
                                         =======    =======    ========     =======        =======     =======       =======
Net proved developed reserves
  -- beginning of year.................   56,773     17,247       2,714          32         76,766       6,835        83,601
  -- end of year.......................   67,147     17,041       3,215          19         87,422       6,926        94,348
YEAR ENDED DECEMBER 31, 1994
Net proved reserves
  -- beginning of year.................   69,199     17,779       4,660          35         91,673       6,809        98,482
  -- revisions of previous estimates...    8,818      3,371         699          48         12,936       1,426        14,362
  -- extensions, discoveries and other
      additions........................                             278                        278                       278
  -- purchase of minerals in place.....    9,241                                             9,241                     9,241
  -- production........................  (13,396)    (2,008)     (1,795)        (51)       (17,250)       (664)      (17,914)
                                         -------    -------    --------     -------        -------     -------       -------
Net proved reserves
   -- end of year......................   73,862     19,142       3,842          32         96,878       7,571       104,449
                                         =======    =======    ========     =======        =======     =======       =======
Net proved developed reserves
  -- beginning of year.................   33,709     14,503       3,293          35         51,540       5,557        57,097
  -- end of year.......................   56,773     17,247       2,714          32         76,766       6,835        83,601
YEAR ENDED DECEMBER 31, 1993
Net proved reserves
  -- beginning of year.................   76,098     13,380       5,467          26         94,971       4,866        99,837
  -- revisions of previous estimates...    3,212      6,464         505          56         10,237       2,626        12,863
  -- extensions, discoveries and other
      additions........................                             594                        594                       594
  -- production........................  (10,111)    (2,065)     (1,906)        (47)       (14,129)       (683)      (14,812)
                                         -------    -------    -------      -------        -------     -------       -------
Net proved reserves
  -- end of year.......................   69,199     17,779       4,660          35         91,673       6,809        98,482
                                         =======    =======    ========     =======        =======     =======       =======
Net proved developed reserves
  -- beginning of year.................   24,789     12,223       3,054          26         40,092       4,438        44,530
  -- end of year.......................   33,709     14,503       3,293          35         51,540       5,557        57,097

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

            ESTIMATED QUANTITIES OF NET PROVED NATURAL GAS RESERVES

                                                      CONSOLIDATED SUBSIDIARIES
                                           ------------------------------------------------         NON-
                                           UNITED                                               CONSOLIDATED       TOTAL
                                           KINGDOM    INDONESIA       PAKISTAN       TOTAL        INTERESTS       WORLDWIDE
                                           -------    ---------       --------     ---------     ------------     ---------
                                                                    (MILLIONS OF CUBIC FEET)
YEAR ENDED DECEMBER 31, 1995
Net proved reserves
  -- beginning of year...................  319,621    972,796          97,895      1,390,312       385,834        1,776,146
  -- revisions of previous estimates.....   37,079     19,270          24,976         81,325        10,228           91,553
  -- extensions, discoveries and other
      additions..........................                              14,952         14,952                         14,952
  -- production..........................  (12,568)   (93,692)(a)     (16,401)      (122,661)      (30,983)(a)     (153,644)
                                           -------  ---------         -------      ---------       -------        ---------
Net proved reserves
  -- end of year.........................  344,132    898,374(a)      121,422      1,363,928       365,079(a)     1,729,007
                                           =======  =========         =======      =========       =======        =========
Net proved developed reserves
  -- beginning of year...................  149,301    812,933          51,883      1,014,117       320,502        1,334,619
  -- end of year.........................  139,413    758,942          58,642        956,997       307,102        1,264,099
YEAR ENDED DECEMBER 31, 1994
Net proved reserves
  -- beginning of year...................  139,195  1,008,863         101,753      1,249,811       389,670        1,639,481
  -- revisions of previous estimates.....    6,625     63,381           3,303         73,309        29,054          102,363
  -- extensions, discoveries and other
      additions..........................   15,673                      8,618         24,291                         24,291
  -- purchase of minerals in place.......  166,828                                   166,828                        166,828
  -- production..........................   (8,700)   (99,448)(a)     (15,779)      (123,927)      (32,890)(a)     (156,817)
                                           -------  ---------         -------      ---------       -------        ---------
Net proved reserves
  -- end of year.........................  319,621    972,796(a)       97,895      1,390,312       385,834(a)     1,776,146
                                           =======  =========         =======      =========       =======        =========
Net proved developed reserves
  -- beginning of year...................  131,002    785,135          38,784        954,921       299,768        1,254,689
  -- end of year.........................  149,301    812,933          51,883      1,014,117       320,502        1,334,619
YEAR ENDED DECEMBER 31, 1993
Net proved reserves
  -- beginning of year...................   89,774    797,988         101,032        988,794       295,184        1,283,978
  -- revisions of previous estimates.....   52,166    301,278            (579)       352,865       124,383          477,248
  -- extensions, discoveries and other
      additions..........................                              16,840         16,840                         16,840
  -- production..........................   (2,745)   (90,403)(a)     (15,540)      (108,688)      (29,897)(a)     (138,585)
                                           -------  ---------         -------      ---------       -------        ---------
Net proved reserves
  -- end of year.........................  139,195  1,008,863(a)      101,753      1,249,811       389,670(a)     1,639,481
                                           =======  =========         =======      =========       =======        =========
Net proved developed reserves
  -- beginning of year...................   74,658    725,490          34,542        834,690       267,085        1,101,775
  -- end of year.........................  131,002    785,135          38,784        954,921       299,768        1,254,689

---------------

(a) Includes gas consumed in the operation of the LNG plant, which was approximately 11 Bcf and 4 Bcf, 11 Bcf and 4 Bcf and 10 Bcf and 4 Bcf attributable to the Company and its Unimar partnership, respectively, for 1995, 1994 and 1993; and gas sold to fertilizer plants and a refinery.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  Costs incurred and results of operations

     Costs incurred in oil and gas property acquisition, exploration and development activities whether expensed or capitalized were as follows:

                                                   CONSOLIDATED SUBSIDIARIES
                                    --------------------------------------------------------
                                     UNITED                                   OTHER               NON-      TOTAL
                                     STATES    UNITED                         INTER-          CONSOLIDATED  WORLD-
                                    (ALASKA)   KINGDOM  INDONESIA  PAKISTAN  NATIONAL  TOTAL   INTERESTS     WIDE
                                    ---------  -------  ---------  --------  --------  -----  ------------  ------
                                                                 (DOLLARS IN MILLIONS)
Property acquisition (proved and
  unproved)
  1995..............................    $ 1     $ 275                          $  2    $ 278                 $278
  1994..............................      3       159                             7      169                  169
  1993..............................      1                                                1                    1
Exploration
  1995..............................     10        10       $ 8      $ 11        46       85                   85
  1994..............................      4        14         9        10        24       61      $  1         62
  1993..............................     23(a)     11        17        10        27       88         3         91
Development
  1995..............................               78(b)     31(c)      6                115        10        125
  1994..............................               55(b)     30         6                 91        10        101
  1993..............................               94(b)     44         3                141        15        156

---------------

(a)  Includes $1 million for capitalized interest.

(b) Includes $22 million, $19 million and $25 million for capitalized interest in 1995, 1994 and 1993, respectively.

(c)  Includes $1 million for capitalized interest.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The aggregate amount of capitalized costs (including construction in progress) relating to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization ("DD&A") including accumulated valuation allowances at December 31, were as follows:

                                                  CONSOLIDATED SUBSIDIARIES
                                  ---------------------------------------------------------
                                   UNITED                                   OTHER                NON-      TOTAL
                                   STATES    UNITED                         INTER-           CONSOLIDATED  WORLD-
                                  (ALASKA)   KINGDOM  INDONESIA  PAKISTAN  NATIONAL  TOTAL    INTERESTS     WIDE
                                  ---------  -------  ---------  --------  --------  ------  ------------  ------
                                                               (DOLLARS IN MILLIONS)
Proved and unproved properties
  Gross capital
     1995.........................    $26    $1,832     $ 718      $ 79      $ 15    $2,670      $525      $3,195
     1994.........................     20     1,437       687        68        13     2,225       512       2,737
     1993.........................     19     1,120       658        60         5     1,862       496       2,358
  Accumulated DD&A (including
     valuation allowances)
     1995.........................     13       733       396        48        10     1,200       336       1,536
     1994.........................     12       599       361        40         7     1,019       316       1,335
     1993.........................     11       479       324        34         5       853       290       1,143
Proved properties
  Gross capital
     1995.........................            1,822       710        75         4     2,611       525       3,136
     1994.........................            1,428       679        63         4     2,174       512       2,686
     1993.........................            1,115       648        56         1     1,820       496       2,316
  Accumulated DD&A
     1995.........................              731       389        46         4     1,170       336       1,506
     1994.........................              598       354        39         4       995       316       1,311
     1993.........................              478       317        33         1       829       290       1,119

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The results of operations for the Company's oil and gas producing activities for 1995, 1994 and 1993 were as follows:

                                              CONSOLIDATED SUBSIDIARIES
                             -----------------------------------------------------------
                              UNITED                                      OTHER                NON-       TOTAL
                              STATES    UNITED                            INTER-           CONSOLIDATED   WORLD-
                             (ALASKA)   KINGDOM   INDONESIA   PAKISTAN   NATIONAL   TOTAL   INTERESTS      WIDE
                             --------   -------   ---------   --------   --------   ----   ------------   ------
                                                            (DOLLARS IN MILLIONS)
YEAR ENDED DECEMBER 31,
  1995
  Net sales................              $ 323      $ 276       $ 51       $  1     $651       $101        $752
  Production costs.........                 88         55         17                 160         12         172
  Exploration expenses.....       6         10          8          7         46       77                     77
  DD&A.....................                138         35          7                 180         21         201
  Valuation allowances.....                  1                                4        5                      5
                               ----      -----      -----       ----       ----     ----       ----        ----
  Total costs and
     expenses..............       6        237         98         31         50      422         33         455
                               ----      -----      -----       ----       ----     ----       ----        ----
                                 (6)        86        178         20        (49)     229         68         297
  Income tax expense(a)....                 34        105          5                 144         47         191
                               ----      -----      -----       ----       ----     ----       ----        ----
  Results of
     operations(b).........    $ (6)     $  52      $  73       $ 15       $(49)    $ 85       $ 21        $106
                               ====      =====      =====       ====       ====     ====       ====        ====
YEAR ENDED DECEMBER 31,
  1994
  Net sales................              $ 260      $ 278       $ 39       $  1     $578       $ 99        $677
                                         -----      -----       ----       ----     ----       ----        ----
  Production costs.........                 83         59         12                 154         10         164
  Exploration expenses.....       6          9          8          7         24       54          1          55
  DD&A.....................                114         37          7                 158         25         183
  Valuation allowances.....       1          1                                2        4                      4
  Total costs and
     expenses..............       7        207        104         26         26      370         36         406
                               ----      -----      -----       ----       ----     ----       ----        ----
                                 (7)        53        174         13        (25)     208         63         271
  Income tax expense(a)....                 32        102          4                 138         43         181
                               ----      -----      -----       ----       ----     ----       ----        ----
  Results of
     operations(b).........    $ (7)     $  21      $  72       $  9       $(25)    $ 70       $ 20        $ 90
                               ====      =====      =====       ====       ====     ====       ====        ====
YEAR ENDED DECEMBER 31,
  1993
  Net sales................              $ 208      $ 279       $ 49       $  1     $537       $100        $637
                                         -----      -----       ----       ----     ----       ----        ----
  Production costs.........                 81         62         12                 155          9         164
  Exploration expenses.....      32         11         16          8         27       94          2          96
  DD&A.....................                193         35          6                 234         26         260
  Valuation allowances.....       2                     1                              3                      3
                               ----      -----      -----       ----       ----     ----       ----        ----
  Total costs and
     expenses..............      34        285        114         26         27      486         37         523
                               ----      -----      -----       ----       ----     ----       ----        ----
                                (34)       (77)       165         23        (26)      51         63         114
  Income tax expense
     (benefit)(a)..........                (99)        90          8                  (1)        44          43
                               ----      -----      -----       ----       ----     ----       ----        ----
  Results of
     operations(b).........    $(34)     $  22      $  75       $ 15       $(26)    $ 52       $ 19        $ 71
                               ====      =====      =====       ====       ====     ====       ====        ====

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  Standardized measure of discounted future net cash flows -- (Unaudited)

     The standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves for 1995, 1994 and 1993 were as follows:

                                                CONSOLIDATED SUBSIDIARIES
                                         ----------------------------------------       NON-        TOTAL
                                         UNITED                                     CONSOLIDATED   WORLD-
                                         KINGDOM   INDONESIA   PAKISTAN    TOTAL     INTERESTS      WIDE
                                         -------   ---------   --------   -------   ------------   -------
                                                              (DOLLARS IN MILLIONS)
DECEMBER 31, 1995
  Future cash inflows..................  $ 3,437    $ 2,861      $232     $ 6,530      $1,260      $ 7,790
  Future production and development
     costs.............................   (1,291)    (1,093)      (93)     (2,477)       (507)      (2,984)
  Future income tax expense............     (656)      (867)      (36)     (1,559)       (382)      (1,941)
                                         -------    -------      ----     -------      ------      -------
  Future net cash flows(a).............    1,490        901       103       2,494         371        2,865
  10% discount for estimated timing of
     cash flows........................     (661)      (403)      (30)     (1,094)       (177)      (1,271)
                                         -------    -------      ----     -------      ------      -------
  Standardized measure of discounted
     future net cash flows.............  $   829    $   498      $ 73     $ 1,400      $  194      $ 1,594
                                         =======    =======      ====     =======      ======      =======
DECEMBER 31, 1994
  Future cash inflows..................  $ 2,686    $ 2,622      $180     $ 5,488      $1,155      $ 6,643
  Future production and development
     costs.............................   (1,161)    (1,043)      (74)     (2,278)       (492)      (2,770)
  Future income tax expense............     (487)      (781)      (24)     (1,292)       (344)      (1,636)
                                         -------    -------      ----     -------      ------      -------
  Future net cash flows(a).............    1,038        798        82       1,918         319        2,237
  10% discount for estimated timing of
     cash flows........................     (466)      (365)      (22)       (853)       (161)      (1,014)
                                         -------    -------      ----     -------      ------      -------
  Standardized measure of discounted
     future net cash flows.............  $   572    $   433      $ 60     $ 1,065      $  158      $ 1,223
                                         =======    =======      ====     =======      ======      =======
DECEMBER 31, 1993
  Future cash inflows..................  $ 1,920    $ 2,366      $167     $ 4,453      $1,042      $ 5,495
  Future production and development
     costs.............................     (764)    (1,089)      (80)     (1,933)       (509)      (2,442)
  Future income tax expense............     (285)      (637)      (15)       (937)       (281)      (1,218)
                                         -------    -------      ----     -------      ------      -------
  Future net cash flows(a).............      871        640        72       1,583         252        1,835
  10% discount for estimated timing of
     cash flows........................     (421)      (268)      (25)       (714)       (118)        (832)
                                         -------    -------      ----     -------      ------      -------
  Standardized measure of discounted
     future net cash flows.............  $   450    $   372      $ 47     $   869      $  134      $ 1,003
                                         =======    =======      ====     =======      ======      =======

---------------

(a) Future net cash flows were computed using year-end prices and costs and statutory tax rates adjusted for permanent differences, tax credits and allowances.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Changes in the standardized measure of discounted future net cash flows for the consolidated subsidiaries were as follows:

                                                                1995       1994       1993
                                                               ------     ------     ------
                                                                  (DOLLARS IN MILLIONS)
    Beginning of year........................................  $1,065     $  869     $1,016
    Sales and transfers of oil and gas produced, net of
      production costs.......................................    (513)      (437)      (374)
    Net changes in prices, development and production
      costs..................................................     324        358       (767)
    Extensions, discoveries and improved recovery, less
      related costs..........................................      20         46          9
    Purchase of minerals in place............................     287        118
    Development costs incurred during the period.............      92         73        110
    Revisions of previous quantity estimates.................      83        105        384
    Increase in present value due to passage of one year.....     185        144        189
    Net change in income taxes...............................    (143)      (211)       302
                                                               ------     ------     ------
    End of year..............................................  $1,400     $1,065     $  869
                                                               ======     ======     ======

     The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives. Estimates of future production expenditures, including taxes and future development costs, are based on management's best estimate of such costs assuming a continuation of current economic and operating conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. The sales prices used in the calculation are the year-end prices of crude oil, including condensate and natural gas liquids, and natural gas which as of December 31, 1995, were $18.53 per barrel of U.K. crude oil (Flotta) and $2.85 per Mcf (at the plant inlet) of Indonesian LNG. Because of the estimated nature of the data presented, changes in price and cost levels, as well as the timing of future development costs, may have a significant impact on such data and cause such data not to be representative of production or cash flows the Company may realize in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     For the information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, and portions of which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A) 1 FINANCIAL STATEMENTS.

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

     Report of Independent Accountants -- page 33.

     Consolidated Balance Sheet -- December 31, 1995 and 1994 -- page 34.

     Consolidated Statement of Operations -- For the years ended December 31, 1995, 1994 and 1993 -- page 35.

     Consolidated Statement of Cash Flows -- For the years ended December 31, 1995, 1994 and 1993 -- page 36.

     Consolidated Statement of Stockholders' Equity -- For the years ended December 31, 1995, 1994 and 1993 -- page 37.

     Selected Quarterly Financial Data for the two years ended December 31, 1995 -- page 50.

     Selected Financial Data for the five years ended December 31, 1995 -- page 25.

  (A) 2 EXHIBITS.

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
          3.1         Restated Certificate of Incorporation of Union Texas Petroleum Holdings,
                      Inc., as amended on May 10, 1995 (Filed under the identical exhibit number to the Company's Form 8-K dated May 18, 1995 (Commission File No.
                      1-9019) and incorporated herein by reference)
          3.2         Bylaws of Union Texas Petroleum Holdings, Inc., as amended (Filed as
                      Exhibit 3.2 to the Company's Form 10-Q for quarter ended June 30, 1994
                      (Commission File No. 1-9019) and incorporated herein by reference)
          3.3         Specimen of Certificate evidencing the Common Stock (Filed under the identical exhibit number to the Company's Registration Statement No.
                      33-16267 and incorporated herein by reference)
          4.1         Indenture for 8.25% Senior Notes due November 15, 1999, dated as of
                      November 15, 1992, between Union Texas Petroleum Holdings, Inc., the
                      Subsidiaries named therein and State Street Bank and Trust Company
                      (including form of note) (Filed as Exhibit 10.1 to the Company's Form
                      10-Q for quarter ended March 31, 1994 (Commission File No. 1-9019) and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
          4.2         Indenture dated as of March 15, 1995, among Union Texas Petroleum
                      Holdings, Inc., the Subsidiaries named therein and The First National
                      Bank of Chicago, as trustee (the "1995 Indenture") (Filed as Exhibit
                      10.1 to the Company's Form 10-Q for quarter ended March 31, 1995
                      (Commission File No. 1-9019) and incorporated herein by reference)
          4.3         Specimen Form of 8 3/8% Senior Note due March 15, 2005, issued by Union
                      Texas Petroleum Holdings, Inc. pursuant to the 1995 Indenture (Filed as
                      Exhibit 10.2 to the Company's Form 10-Q for quarter ended March 31, 1995
                      (Commission File No. 1-9019) and incorporated herein by reference)
          4.4         Specimen Form of 8 1/2% Senior Note due April 15, 2007, issued by Union
                      Texas Petroleum Holdings, Inc. pursuant to the 1995 Indenture (Filed as
                      Exhibit 10.3 to the Company's Form 10-Q for quarter ended March 31, 1995
                      (Commission File No. 1-9019) and incorporated herein by reference)
          4.5         Supplement dated November 7, 1995 to Indenture dated as of November 15,
                      1992 for 8.25% Senior Notes due 1999, between Union Texas Petroleum
                      Holdings, Inc., the Subsidiaries named therein and State Street Bank and
                      Trust Company (Filed as Exhibit 4.1 to the Company's Form 8-K dated
                      November 17, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
          4.6         Supplement dated November 7, 1995 to the 1995 Indenture between Union
                      Texas Petroleum Holdings, Inc., the Subsidiaries named therein and The
                      First National Bank of Chicago (Filed as Exhibit 4.2 to the Company's
                      Form 8-K dated November 17, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
          4.7         Form of Fixed Rate Medium-Term Note issued by the Company pursuant to the 1995 Indenture (Filed as Exhibit 4.4 to the Company's Registration
                      Statement No. 33-64049 and incorporated herein by reference). The
                      Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of such notes of the Company, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.
        10.1          Tax Agreement, dated as of June 27, 1985, among Allied Corporation and
                      Union Texas Petroleum Holdings, Inc. (Filed as Exhibit 10.6 to the
                      Company's Registration Statement No. 33-00312 and incorporated herein by reference)
        10.2+         Form of Subscription Agreement between Union Texas Petroleum Holdings,
                      Inc. and certain employees (Filed as Exhibit 10.8 to the Company's
                      Registration Statement No. 33-00312 and incorporated herein by reference)
        10.3+         Form of Tagalong Agreement between Union Texas Petroleum Holdings, Inc.
                      and certain employees (Filed as Exhibit 10.9 to the Company's
                      Registration Statement No. 33-00312 and incorporated herein by reference)
        10.4+         Amended and Restated Union Texas Petroleum Salaried Employees' Pension
                      Plan, effective as of January 1, 1994 (Filed under the identical exhibit number to the Company's 1993 Form 10-K (Commission File No. 1-9019) and
                      incorporated herein by reference)
        10.5+         Union Texas Petroleum Holdings, Inc. 1985 Stock Option Plan, as amended
                      (Filed as Exhibit 10.10 to Post Effective Amendment No. 2 to the
                      Company's Registration Statement No. 33-12800 and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.6+         Union Texas Petroleum Holdings, Inc. Executive Severance Plan (Filed as
                      Exhibit 10.14 to the Company's Registration Statement No. 33-00312 and
                      incorporated herein by reference) and Appendix A (Filed as Exhibit 10.6 to the Company's 1993 Form 10-K (Commission File No. 1-9019) and
                      incorporated herein by reference)
        10.7+         Amended and Restated Union Texas Petroleum Savings Plan for Salaried
                      Employees, effective as of January 1, 1993 (Filed under the identical exhibit number to the Company's 1993 Form 10-K (Commission File No.
                      1-9019) and incorporated herein by reference)
        10.8+         Form of employment letter with A. C. Johnson (Filed as Exhibit 10.16 to the Company's Registration Statement No. 33-00312 and incorporated herein by reference)
        10.9+         Amended and Restated Supplemental Non-Qualified Savings Plan for
                      Executive Employees of Union Texas Petroleum Holdings, Inc. and its
                      Subsidiaries, effective as of January 1, 1993 (Filed under the identical exhibit number to the Company's 1993 Form 10-K (Commission File No.
                      1-9019) and incorporated herein by reference)
        10.10+        Form of employment letter with executive officers (Filed as Exhibit
                      10.18 to the Company's Registration Statement No. 33-00312 and
                      incorporated herein by reference) and Exhibit A (Filed as Exhibit 10.10 to the Company's 1992 Form 10-K (Commission File No. 1-9019) and
                      incorporated herein by reference)
        10.11         Joint Venture Agreement, dated as of August 8, 1968, among Roy M.
                      Huffington, Inc., Virginia International Company, Austral Petroleum Gas
                      Corporation, Golden Eagle Indonesia Limited and Union Texas Far East
                      Corporation, as amended (the "Joint Venture Agreement") (Filed as
                      Exhibit 6.6 to the Registration Statement No. 2-58834 of Alaska
                      Interstate Company and incorporated herein by reference)
        10.12         Supply Agreement, dated as of April 14, 1981, for Badak LNG Expansion
                      Project among Perusahaan Pertambangan Minyak Dan Gas Bumi Negara
                      ("Pertamina") and the parties to the Joint Venture Agreement (Filed as
                      Exhibit 10.14 to the Company's 1992 Form 10-K (Commission File No.
                      1-9019) and incorporated herein by reference)
        10.13         Indenture, dated as of September 25, 1984, between Unimar Company, as
                      Issuer, and Irving Trust Company, as Trustee, providing for 14,077,747
                      Indonesian Participating Units (Filed as Exhibit 4 to the Form S-14
                      Registration Statement No. 2-93037 of Unimar Company and incorporated herein by reference)
        10.14         Amended and Restated Agreement of General Partnership of Unimar Company,
                      dated as of September 11, 1990 (Filed as Exhibit 3.1 to the Form 10-Q
                      for quarter ended September 30, 1990 of Unimar Company (Commission File
                      No. 1-8791) and incorporated herein by reference)
        10.15         License No. P054 concerning all or part of the following blocks in the
                      United Kingdom North Sea: 49/15 and 49/25 (Sean Field) (Filed as Exhibit
                      10.74 to the Company's Registration Statement No. 33-00312 and
                      incorporated herein by reference)
        10.16         License No. P220 concerning all or part of the following blocks in the
                      United Kingdom North Sea: 9/26, 14/19, 15/11, 15/15, 15/17 and 210/29
                      (Piper Field) (Filed as Exhibit 10.75 to the Company's Registration
                      Statement No. 33-00312 and incorporated herein by reference)
        10.17         License No. P249 concerning part of the following block in the United
                      Kingdom North Sea: 14/19 (Claymore Field) (Filed as Exhibit 10.76 to the
                      Company's Registration Statement No. 33-00312 and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.18         License No. P250 concerning all or part of the following blocks in the
                      United Kingdom North Sea: 9/26, 15/11, 15/15, 210/29, 15/17 and 14/19
                      (Scapa Field) (Filed as Exhibit 10.77 to the Company's Registration
                      Statement No. 33-00312 and incorporated herein by reference)
        10.19         Restated United Kingdom Continental Shelf Operating Agreement (Piper
                      License), dated as of August 11, 1977, among Occidental Petroleum (U.K.)
                      Limited, Occidental of Britain, Inc., Getty Oil (Britain) Limited,
                      Allied Chemical (Great Britain) Limited, Allied Chemical (North Sea)
                      Ltd., Thomson North Sea Limited and the British National Oil Corporation
                      (Filed as Exhibit No. 10.78 to the Company's Registration Statement No.
                      33-00312 and incorporated herein by reference)
        10.20         Restated United Kingdom Continental Shelf Operating Agreement (Claymore
                      License), dated August 11, 1977, among Occidental Petroleum (Caledonia)
                      Limited, Occidental of Scotland, Inc., Getty Oil (Britain) Limited,
                      Allied Chemical (Great Britain) Limited, Allied Chemical (North Sea)
                      Ltd., Thomson North Sea Limited and the British National Oil Corporation
                      (Filed as Exhibit 10.79 to the Company's Registration Statement No.
                      33-00312 and incorporated herein by reference)
        10.21         United Kingdom Continental Shelf Joint Operating Agreement for Blocks
                      49/15a and 49/25a (Sean Field), dated July 3, 1984, among Shell U.K.
                      Limited, Union Texas Petroleum Limited, Britoil Public Limited Company
                      and Esso Exploration and Production U.K. Limited (Filed as Exhibit 10.81
                      to the Company's Registration Statement No. 33-00312 and incorporated herein by reference)
        10.22         Agreement for Sale and Purchase of Natural Gas from the Sean North and
                      Sean South Fields, dated November 7, 1984, between Union Texas Petroleum
                      Limited and British Gas Corporation, including list of omitted schedules
                      (Filed as Exhibit 10.82 to the Company's Registration Statement No.
                      33-00312 and incorporated herein by reference)
        10.23         Badak III LNG Sales Contract, dated March 19, 1987, between Pertamina, as Seller, and Chinese Petroleum Corporation, as Buyer (Filed as Exhibit
                      10.28 to the Company's 1992 Form 10-K (Commission File No. 1- 9019) and
                      incorporated herein by reference)
        10.24         Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar Company and Irving Trust Company (Exhibit 10.13 above)
                      (Filed as Exhibit 10.114 to the Company's Registration Statement No.
                      33-16267 and incorporated herein by reference)
        10.25         Amended and Restated Registration Rights Agreement, dated September 30,
                      1987, among Union Texas Petroleum Holdings, Inc. and Certain Holders of
                      Certain Securities of Union Texas Petroleum Holdings, Inc. (Filed as
                      Exhibit 10.117 to Post Effective Amendment No. 1 to the Company's
                      Registration Statement No. 33-12800 and incorporated herein by reference)
        10.26+        Union Texas Petroleum Holdings, Inc. 1987 Stock Option Plan and First
                      Amendment to Union Texas Petroleum Holdings, Inc. 1987 Stock Option Plan
                      (Filed as Exhibit 4.4 to the Company's Registration Statement No.
                      33-21684 and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.27         Bontang Capital Projects Loan Agreement No. 2, dated as of June 9, 1987, among Continental Bank International, as Trustee under the Badak Trustee and Paying Agent Agreement (Borrower), the banks named therein as Lead
                      Managers and Lenders and The Industrial Bank of Japan Trust Company
                      (Agent) (Filed as Exhibit 10.125 to the Company's Registration Statement
                      No. 33-16267 and incorporated herein by reference)
        10.28         Producers Agreement No. 2, dated as of June 9, 1987, by Pertamina, Roy
                      M. Huffington, Inc., Virginia International Company, Ultramar Indonesia
                      Limited, Virginia Indonesia Company ("VICO"), Union Texas East
                      Kalimantan Limited, Universe Tankships, Inc. and Huffington Corporation
                      in favor of The Industrial Bank of Japan Trust Company as Agent (Filed
                      as Exhibit 10.126 to the Company's Registration Statement No. 33-16267
                      and incorporated herein by reference)
        10.29         Badak III LNG Sales Contract Supply Agreement, dated October 19, 1987, among Pertamina and the parties to the Joint Venture Agreement (Filed as
                      Exhibit 10.132 to Post Effective Amendment No. 1 to the Company's
                      Registration Statement No. 33-12800 and incorporated herein by reference)
        10.30         $316,000,000 Bontang III Loan Agreement, dated February 9, 1988, among the Trustee under the Bontang III Trustee and Paying Agent Agreement,
                      Train-E Finance Co., Ltd., as Tranche A Lender and The Industrial Bank
                      of Japan Trust Company as Agent for the Tranche B Lenders and as Tranche
                      B Lender (Filed as Exhibit 10.83 to Post Effective Amendment No. 2 to
                      the Company's Registration Statement No. 33-12800 and incorporated herein by reference)
        10.31         Bontang III Producers Agreement, dated as of February 9, 1988, among
                      Pertamina, Roy M. Huffington, Inc., Huffington Corporation, VICO,
                      Virginia International Company, Ultramar Indonesia Company Limited,
                      Union Texas East Kalimantan Limited, Universe Tankships, Inc., Total
                      Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd., in favor of Train-E Finance Co., Ltd., as Tranche A Lender, The Industrial Bank
                      of Japan Trust Company as Agent for the Tranche B Lenders and as Tranche
                      B Lender, and the other Tranche B Lenders named therein (Filed as
                      Exhibit 10.84 to the Post Effective Amendment No. 2 to the Company's
                      Registration Statement No. 33-12800 and incorporated herein by reference)
        10.32         Bontang III Trustee and Paying Agent Agreement, dated February 9, 1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation,
                      Virginia International Company, VICO, Ultramar Indonesia Limited, Union
                      Texas East Kalimantan Limited, Universe Tankships, Inc., Total
                      Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and the
                      Trustee thereunder (Filed as Exhibit 10.42 to the Company's 1991 Form
                      10-K (Commission File No. 1-9019) and incorporated herein by reference)
        10.33         $21,250,000 Financing Agreement, dated December 20, 1988, among Union
                      Texas Pakistan, Inc. and Overseas Private Investment Corporation (Filed
                      as Exhibit 10.85 to the Company's 1988 Form 10-K (Commission File No.
                      1-9019) and incorporated herein by reference)
        10.34         Guaranty Agreement, dated December 20, 1988, between Union Texas
                      Petroleum Holdings, Inc. and Overseas Private Investment Corporation
                      (Filed as Exhibit 10.86 to the Company's 1988 Form 10-K (Commission File
                      No. 1-9019) and incorporated herein by reference)
        10.35+        First Amendment to Union Texas Petroleum Holdings, Inc. Executive
                      Severance Plan (Filed as Exhibit 10.87 to the Company's 1989 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.36+        Second Amendment to Union Texas Petroleum Holdings, Inc. Executive
                      Severance Plan (Filed as Exhibit 10.88 to the Company's 1989 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.37+        Third Amendment to Union Texas Petroleum Holdings, Inc. Executive
                      Severance Plan (Filed as Exhibit 10.93 to the Company's Form 10-Q for
                      quarter ended June 30, 1990 (Commission File No. 1-9019) and incorporated herein by reference)
        10.38+        Third Amendment to Union Texas Petroleum Holdings, Inc. 1985 Stock
                      Option Plan (Filed as Exhibit 10.95 to the Company's Form 10-Q for
                      quarter ended June 30, 1990 (Commission File No. 1-9019) and incorporated herein by reference)
        10.39+        Second Amendment to Union Texas Petroleum Holdings, Inc. 1987 Stock
                      Option Plan (Filed as Exhibit 10.96 to the Company's Form 10-Q for
                      quarter ended June 30, 1990 (Commission File No. 1-9019) and incorporated herein by reference)
        10.40+        Union Texas Petroleum Supplemental Retirement Plan (Filed as Exhibit
                      10.99 to the Company's Form 10-Q for quarter ended June 30, 1990
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.41+        Amended and Restated Union Texas Petroleum Supplemental Retirement Plan
                      II, effective January 1, 1994 (Filed under the identical exhibit number to the Company's 1993 Form 10-K (Commission File No. 1-9019) and
                      incorporated herein by reference)
        10.42+        Union Texas Petroleum Supplemental Retirement Plans Trust, as amended
                      (Filed as Exhibit 10.101 to the Company's Form 10-Q for quarter ended
                      June 30, 1990 (Commission File No. 1-9019) and incorporated herein by reference)
        10.43         Amended and Restated Production Sharing Contract effective August 8,
                      1968-August 7, 1998 among Pertamina, Roy M. Huffington, Inc., VICO,
                      Virginia International Company, Ultramar Indonesia Limited, Union Texas
                      East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Huffington
                      Corporation (Filed as Exhibit 10.102 to the Company's Form 10-Q for
                      quarter ended June 30, 1990 (Commission File No. 1-9019) and incorporated herein by reference)
        10.44         Production Sharing Contract effective August 8, 1998-August 7, 2018 among Pertamina, Roy M. Huffington, Inc., VICO, Virginia International
                      Company, Ultramar Indonesia Limited, Union Texas East Kalimantan
                      Limited, Universe Gas & Oil Company, Inc. and Huffington Corporation
                      (Filed as Exhibit 10.103 to the Company's Form 10-Q for quarter ended
                      June 30, 1990 (Commission File No. 1-9019) and incorporated herein by reference)
        10.45         Joint Operating Agreement for the Scapa Field, dated December 23, 1985, among Occidental Petroleum (Caledonia) Limited, Texaco Britain Limited,
                      Union Texas Petroleum Limited, Thomson North Sea Limited, Thomson
                      Scottish Petroleum Limited and the Oil and Pipelines Agency (Filed as
                      Exhibit 10.104 to the Company's Form 10-Q for quarter ended June 30,
                      1990 (Commission File No. 1-9019) and incorporated herein by reference)
        10.46         Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of
                      January, 1990, by and between Pertamina, as Seller, and Chubu Electric
                      Power Co., Inc., The Kansai Electric Power Co., Inc., Kyushu Electric
                      Power Co., Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho
                      Gas Co., Ltd., as Buyers (Filed as Exhibit (10)-8 to the 1993 Form 10-K
                      of Unimar Company (Commission File No. 1-8791) and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.47         Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Pertamina, as Seller, and Chubu
                      Electric Power Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas
                      Co., Ltd. and Toho Gas Co., Ltd., as Buyers (Filed as Exhibit (10)-11 to
                      the 1993 Form 10-K of Unimar Company (Commission File No. 1-8791) and
                      incorporated herein by reference)
        10.48+        Fourth Amendment to Union Texas Petroleum Holdings, Inc. Executive
                      Severance Plan (Filed as Exhibit 10.85 to the Company's 1990 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.49         Asset Purchase Agreement, dated March 12, 1991, among Union Texas
                      Petroleum Holdings, Inc., Union Texas Petroleum Corporation, Union Texas
                      Development Corporation, Union Texas Exploration Corporation, Benoil,
                      Inc. and NERCO Oil & Gas, Inc. (Filed as Exhibit 2.1 to the Company's
                      Form 8-K dated April 19, 1991 (Commission File No. 1-9019) and incorporated herein by reference)
        10.50         Asset Purchase Agreement, dated August 20, 1991, among Union Texas
                      Petroleum Corporation, Union Texas Canada Ltd., Union Texas Development
                      Corporation, Meridian Oil Production Inc. and El Paso Production Company
                      (Filed as Exhibit 2.1 to the Company's Form 8-K dated October 1, 1991
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.51+        Fifth Amendment to Union Texas Petroleum Holdings, Inc. Executive
                      Severance Plan (Filed as Exhibit 10.69 to the Company's 1991 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.52         Asset Purchase Agreement, dated September 17, 1991, among Union Texas
                      Petroleum Holdings, Inc., Union Texas Products Corporation and Western
                      Gas Resources, Inc. (Filed as Exhibit 2.1 to the Company's Form 8-K
                      dated November 14, 1991 (Commission File No. 1-9019) and incorporated herein by reference)
        10.53         Amended and Restated Bontang Processing Agreement, dated February 9,
                      1988, among Pertamina and Roy M. Huffington, Inc., Huffington
                      Corporation, VICO, Virginia International Company, Ultramar Indonesia
                      Limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc.,
                      Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and
                      P.T. Badak Natural Gas Liquefaction Company (Filed as Exhibit (10)-39 to
                      the 1988 Form 10-K of Unimar Company (Commission File No. 1-8791) and
                      incorporated herein by reference)
        10.54         Amended and Restated Debt Service Allocation Agreement, dated February
                      9, 1988, among Pertamina and Roy M. Huffington, Inc., VICO, Ultramar
                      Indonesia Limited, Virginia International Company, Union Texas East
                      Kalimantan Limited, Universe Tankships, Inc., Huffington Corporation,
                      Total Indonesie, Unocal Indonesia, Ltd. and Indonesia Petroleum, Ltd.
                      (Filed as Exhibit (10)-40 to the 1988 Form 10-K of Unimar Company
                      (Commission File No. 1-8791) and incorporated herein by reference)
        10.55         Amendment No. 1 to Bontang III Producers Agreement, dated as of May 31,
                      1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation,
                      VICO, Virginia International Company, Ultramar Indonesia Company
                      limited, Union Texas East Kalimantan Limited, Universe Tankships, Inc.,
                      Total Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and
                      Train-E Finance Co., Ltd., as Tranche A Lender, and The Industrial Bank
                      of Japan Trust Company on behalf of the Tranche B Lender, (Filed as
                      Exhibit (10)-21 to the 1993 Form 10-K of Unimar Company (Commission File
                      No. 1-8791) and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.56         Amendment No. 2 to Producers Agreement No. 2, dated as of May 31, 1988, among Pertamina, Roy M. Huffington, Inc., Huffington Corporation, VICO,
                      Virginia International Company, Ultramar Indonesia Company Limited,
                      Union Texas East Kalimantan Limited and Universe Tankships, Inc. (Filed
                      as Exhibit (10)-44 to the 1988 Form 10-K of Unimar Company (Commission
                      File No. 1-8791) and incorporated herein by reference)
        10.57         Badak IV LNG Sales Contract, dated October 23, 1990, between Pertamina, as Seller, and Osaka Gas Co., Ltd., Tokyo Gas Co., Ltd. and Toho Gas
                      Co., Ltd., as Buyer (Filed as Exhibit (10)-65 to the 1990 Form 10-K of
                      Unimar Company (Commission File No. 1-8791) and incorporated herein by reference)
        10.58         Supply Agreement for Natural Gas to Badak IV LNG Sales Contract, dated
                      August 12, 1991, by and between Pertamina, VICO, Opicoil Houston, Inc.,
                      Ultramar Indonesia Limited, Union Texas East Kalimantan Limited,
                      Universe Gas & Oil Company, Inc. and Virginia International Company
                      (Filed as Exhibit 10.80 to the Company's 1991 Form 10-K (Commission File
                      No. 1-9019) and incorporated herein by reference)
        10.59         LNG Sales and Purchase Contract (Korea II), dated May 7, 1991, between
                      Pertamina, as Seller, and Korea Gas Corporation, as Buyer (Filed as
                      Exhibit (10)-1 to the 1990 Form 10-Q for quarter ended June 30, 1991 of
                      Unimar Company (Commission File No. 1-8791) and incorporated herein by reference)
        10.60         Amended and Restated Bontang II Trustee and Paying Agent Agreement,
                      dated as of July 15, 1991, among Pertamina, VICO, Opicoil Houston, Inc.,
                      Virginia International Company, Ultramar Indonesia Limited, Union Texas
                      East Kalimantan Limited, Universe Gas & Oil Company, Inc., Total
                      Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum, Ltd. and the
                      Trustee thereunder (Filed as Exhibit 10.82 to the Company's 1991 Form
                      10-K (Commission File No. 1-9019) and incorporated herein by reference)
        10.61         $750,000,000 Bontang IV Loan Agreement, dated as of August 26, 1991, among the Trustee under the Bontang IV Trustee and Paying Agent
                      Agreement as Borrower, Chase Manhattan Asia Limited and The Mitsubishi
                      Bank, Limited as Coordinators, the other banks and financial institutions named therein as Arrangers, Co-Arrangers, Lead Managers,
                      Managers, Co-Managers and Lenders, The Chase Manhattan Bank, N.A. and
                      The Mitsubishi Bank, Limited as Co-Agents and The Chase Manhattan Bank,
                      N.A. as Agent (Filed as Exhibit 10.1 to the Form 10-Q for quarter ended
                      September 30, 1991 of Unimar Company (Commission File No. 1-8791) and
                      incorporated herein by reference)
        10.62         Bontang IV Producers Agreement, dated as of August 26, 1991, by
                      Pertamina, Virginia International Company, Opicoil Houston, Inc., VICO,
                      Ultramar Indonesia Limited, Union Texas East Kalimantan Limited,
                      Universe Gas & Oil Company, Inc., Total Indonesie, Unocal Indonesia,
                      Ltd. and Indonesia Petroleum, Ltd. in favor of The Chase Manhattan Bank,
                      N.A., as Agent for the Lenders and as Lender, and the other Lenders named therein (Filed as Exhibit 10.2 to the Form 10-Q for quarter ended
                      September 30, 1991 of Unimar Company (Commission File No. 1-8791) and
                      incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.63         Bontang IV Trustee and Paying Agent Agreement, dated as of August 26,
                      1991, among Pertamina, Virginia International Company, Opicoil Houston,
                      Inc., VICO, Ultramar Indonesia Limited, Union Texas East Kalimantan
                      Limited, Universe Gas & Oil Company, Inc., Total Indonesie, Unocal
                      Indonesia, Ltd., Indonesia Petroleum, Ltd. and the Trustee thereunder
                      (Filed as Exhibit 10.3 to the Form 10-Q for quarter ended September 30,
                      1991 of Unimar Company (Commission File No. 1-8791) and incorporated herein by reference)
        10.64+        Sixth Amendment to Union Texas Petroleum Holdings, Inc. Executive
                      Severance Plan (Filed as Exhibit 10.77 to the Company's 1992 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.65         Consulting Agreement, dated as of November 18, 1992, among Petroleum
                      Associates, L.P., KKR Partners II, L.P. and Union Texas Petroleum
                      Holdings, Inc. (Filed as Exhibit 10.81 to the Company's 1992 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.66+        Second Amendment to Union Texas Petroleum Supplemental Retirement Plans
                      Trust (Filed as Exhibit 10.82 to the Company's 1992 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.67         Amendment No. 1 to Bontang III Trustee and Paying Agent Agreement, dated as of December 11, 1992, among Pertamina, VICO, Virginia International
                      Company, Ultramar Indonesia Limited, Union Texas East Kalimantan
                      Limited, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Total
                      Indonesie, Unocal Indonesia Ltd., Indonesia Petroleum, Ltd. and the
                      Bontang III Trustee (Filed as Exhibit 10.83 to the Company's 1992 Form
                      10-K (Commission File No. 1-9019) and incorporated herein by reference)
        10.68+        Key Employee Incentive Compensation Plan (Filed as Exhibit 10.84 to the
                      Company's 1992 Form 10-K (Commission File No. 1-9019) and incorporated herein by reference)
        10.69+        First Amendment to Union Texas Petroleum Supplemental Retirement Plan
                      (Filed as Exhibit 10.85 to the Company's 1992 Form 10-K (Commission File
                      No. 1-9019) and incorporated herein by reference)
        10.70+        Union Texas Petroleum Holdings, Inc. 1992 Stock Option Plan (Filed as
                      Exhibit 4.3 to the Company's Registration Statement No. 33-64928 and
                      incorporated herein by reference)
        10.71         Arun and Bontang LPG Sales and Purchase Contract, dated July 15, 1986, between Pertamina, as Seller, and Mitsubishi Corporation, Cosmo Oil Co.,
                      Ltd., Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo Oil
                      Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui Liquefied Gas Co., Ltd.,
                      as Buyers (Filed as Exhibit (10)-60 to the 1991 Form 10-K of Unimar
                      Company (Commission File No. 1-8791) and incorporated herein by reference)
        10.72         Petroleum Concession Agreement, dated January 21, 1992, between the
                      President of the Islamic Republic of Pakistan and Union Texas Pakistan,
                      Inc., Occidental Petroleum (Pakistan) Inc. and Oil & Development
                      Corporation (Filed as Exhibit 10.87 to the Company's Form 10-Q for
                      quarter ended March 31, 1992 (Commission File No. 1-9019) and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.73         Amended and Restated Supply Agreement (In support of the Amended and
                      Restated 1973 LNG Sales Contract), dated September 22, 1993, and effective December 3, 1973, between Pertamina and VICO, LASMO Sanga
                      Sanga Limited, Opicoil Houston, Inc., Union Texas East Kalimantan
                      Limited, Universe Gas & Oil Company, Inc. and Virginia International
                      Company (Filed as Exhibit 10.75 to the Company's 1993 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.74         Amended and Restated Credit Agreement dated as of May 13, 1994, among
                      Union Texas Petroleum Holdings, Inc., the Banks listed therein and
                      NationsBank of Texas, N.A., as agent, and Bank of America National Trust and Savings Association and Union Bank of Switzerland, Houston Agency,
                      as co-agents, with form of note attached (the "Amended and Restated
                      Credit Agreement") (Filed as Exhibit 10.1 to the Company's Registration
                      Statement No. 33-52683 and incorporated herein by reference)
        10.75         First Amendment Agreement dated as of November 21, 1994, to the Amended and Restated Credit Agreement, among Union Texas Petroleum Holdings,
                      Inc., the Banks and Co-Agents listed therein and NationsBank of Texas,
                      N.A., as agent (Filed as Exhibit 10.75 to the Company's 1994 Form 10-K
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.76         Second Amendment Agreement dated as of January 31, 1995, to the Amended and Restated Credit Agreement, as amended, among Union Texas Petroleum
                      Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as agent (Filed as Exhibit 10.76 to the Company's 1994
                      Form 10-K (Commission File No. 1-9019) and incorporated herein by reference)
        10.77+        Seventh Amendment to Union Texas Petroleum Holdings, Inc. Executive
                      Severance Plan (Filed as Exhibit 10.5 to the Company's Form 10-Q for
                      quarter ended June 30, 1994 (Commission File No. 1-9019) and incorporated herein by reference)
        10.78         East Sean Gas Sales Agreement, dated August 30, 1994, between Union
                      Texas Petroleum Limited and Alliance Gas Limited (Filed as Exhibit 10.3
                      to the Company's Form 10-Q for quarter ended September 30, 1994
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.79         Share Sale Agreement, dated October 18, 1994, among Union Texas
                      Petroleum Limited, Fina Petroleum Development Limited and Fina
                      Exploration Limited (the "Share Sale Agreement") (Filed as Exhibit 2.1
                      to the Company's Form 8-K dated November 14, 1994 (Commission File No.
                      1-9019) and incorporated herein by reference)
        10.80         Guarantee, dated October 18, 1994, by Union Texas International
                      Corporation relating to the Share Sale Agreement (Filed as Exhibit 2.3 to the Company's Form 8-K dated November 14, 1994 (Commission File No.
                      1-9019) and incorporated herein by reference)
        10.81         Petroleum Concession Agreement, dated April 20, 1977, between the
                      President of Pakistan and Union Texas Pakistan, Inc. (Filed as Exhibit
                      10.87 to the Company's 1994 Form 10-K (Commission File No. 1-9019) and
                      incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.82         Amendments to Arun and Bontang LPG Sales and Purchase Contract, dated
                      October 5, 1994, between Pertamina, as Seller, and Mitsubishi
                      Corporation, Cosmo Oil Co., Ltd., Nippon Petroleum Gas Co., Ltd., Showa
                      Shell Sekiyu K.K., Japan Energy Corporation, Idemitsu Kosan Co., Ltd.
                      and Mitsui Oil & Gas Co., Ltd., as Buyers (Filed as Exhibit 10.88 to the
                      Company's 1994 Form 10-K (Commission File No. 1-9019) and incorporated herein by reference)
        10.83         Amendment to the Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of June 1992, by and between Pertamina, as Seller, and
                      Kyushu Electric Power Co., Inc., Nippon Steel Corporation and Toho Gas
                      Co., Ltd., as Buyers (Filed as Exhibit (10)-9 to the 1993 Form 10-K of
                      Unimar Company (Commission File No. 1-8791) and incorporated herein by reference)
        10.84         Third Amendment Agreement, dated as of April 24, 1995, to the Amended and Restated Credit Agreement, as amended, among Union Texas Petroleum
                      Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent (Filed as Exhibit 10.1 to the Company's Form
                      10-Q for quarter ended June 30, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.85         $100,000,000 Credit Agreement dated as of April 24, 1995, among Union
                      Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent (Filed as Exhibit 10.3 to the
                      Company's Form 10-Q for quarter ended June 30, 1995 (Commission File No.
                      1-9019) and incorporated herein by reference)
        10.86         Fourth Amendment Agreement, dated as of June 16, 1995, to the Amended and Restated Credit Agreement, as amended, among Union Texas Petroleum
                      Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent (Filed as Exhibit 10.5 to the Company's Form
                      10-Q for quarter ended June 30, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.87         First Amendment Agreement, dated as of June 16, 1995, to the Credit
                      Agreement dated as of April 24, 1995, among Union Texas Petroleum
                      Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent (Filed as Exhibit 10.6 to the Company's Form
                      10-Q for quarter ended June 30, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.88         Facility Agreement, dated May 26, 1995, among Union Texas Britannia
                      Limited, Chemical Bank, as Arranger, NationsBank, N.A. Carolinas, as
                      Facility Agent, National Westminster Bank plc, as Funding Agent, and the
                      Co-Arrangers, Technical Agents, Account Bank and Banks named therein
                      (Filed as Exhibit 10.9 to the Company's Form 10-Q for quarter ended June
                      30, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.89         Sponsor Direct Agreement, dated May 26, 1995, among Union Texas
                      Petroleum Limited, Union Texas Britannia Limited and NationsBank N.A.
                      Carolinas, as Facility Agent (Filed as Exhibit 10.10 to the Company's
                      Form 10-Q for quarter ended June 30, 1995 (Commission File No. 1-9019)
                      and incorporated herein by reference)
        10.90         Sponsor Support Agreement, dated May 26, 1995, between Union Texas
                      Petroleum Limited and Union Texas Britannia Limited (Filed as Exhibit
                      10.11 to the Company's Form 10-Q for quarter ended June 30, 1995
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.91+        Union Texas Petroleum Holdings, Inc. 1994 Incentive Plan (Filed as
                      Exhibit 10.12 to the Company's Form 10-Q for quarter ended June 30, 1995
                      (Commission File No. 1-9019) and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.92+        First Amendment to Union Texas Petroleum Holdings, Inc. 1992 Stock
                      Option Plan (Filed as Exhibit 10.13 to the Company's Form 10-Q for
                      quarter ended June 30, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.93         Sale and Purchase Agreement dated May 31, 1995, between Union Texas
                      Petroleum Limited and Oryx U.K. Energy Company (Filed as Exhibit 10.14
                      to the Company's Form 10-Q for quarter ended June 30, 1995 (Commission
                      File No. 1-9019) and incorporated herein by reference)
        10.94         Bontang V Loan Agreement, dated as of July 1, 1995, among BankAmerica
                      International, as Trustee under the Bontang V Trustee and Paying Agent
                      Agreement, as Borrower, Bontang Train-G Project Finance Co., Ltd.
                      ("Tranche A Lender"), the Banks named therein as Tranche B Lenders, The
                      Long-Term Credit Bank of Japan, Limited, New York Branch ("Facility
                      Agent"), The Fuji Bank, Limited ("Intercreditor Agent"), Credit Lyonnais
                      ("Technical Agent"), and Credit Lyonnais, The Fuji Bank, Limited and The
                      Long-Term Credit Bank of Japan, Limited (collectively, the "Arrangers")
                      (Filed as Exhibit 10.1 to the Company's Form 10-Q for quarter ended
                      September 30, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.95         Bontang V Producers Agreement, dated as of July 1, 1995, by Pertamina,
                      VICO, OPICOIL Houston, Inc., Virginia International Company, LASMO Sanga
                      Sanga Limited, Union Texas East Kalimantan Limited, Universe Gas & Oil
                      Company, Inc., Total Indonesie, Unocal Indonesia Company and Indonesia
                      Petroleum, Ltd. (collectively, the "Producers"), in favor of the Tranche
                      A Lender, the Banks named therein as Tranche B Lenders and the Facility
                      Agent, Intercreditor Agent and Technical Agent (Filed as Exhibit 10.2 to
                      the Company's Form 10-Q for quarter ended September 30, 1995 (Commission
                      File No. 1-9019) and incorporated herein by reference)
        10.96         Bontang V Trustee and Paying Agent Agreement, dated as of July 1, 1995, among the Producers and BankAmerica International, as Trustee and Paying
                      Agent (Filed as Exhibit 10.3 to the Company's Form 10-Q for quarter ended September 30, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.97         Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as Trustee under the Bontang III
                      Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd., as
                      Tranche A Lender, and The Industrial Bank of Japan Trust Company, as
                      Agent on behalf of the Majority Tranche B Lenders (Filed as Exhibit 10.6
                      to the Company's Form 10-Q for quarter ended September 30, 1995
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.98         Second Amended and Restated 1973 LNG Sales Contract, dated as of August
                      3, 1995, between Pertamina, as Seller, and Chubu Electric Power Co.,
                      Inc., The Kansai Electric Power Co., Inc., Kyushu Electric Power Co.,
                      Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co.,
                      Ltd., as the Buyers, with related letter agreement, dated August 3,
                      1995, between Seller and Buyers (Filed as Exhibit 10.7 to the Company's
                      Form 10-Q for quarter ended September 30, 1995 (Commission File No.
                      1-9019) and incorporated herein by reference)

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.99         Package V Supply Agreement for Natural Gas in Support of the 1973 LNG
                      Sales Contract Extension, dated June 16, 1995, effective October 6,
                      1994, between Pertamina and VICO, LASMO Sanga Sanga Limited, OPICOIL
                      Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas and Oil
                      Company, Inc. and Virginia International Company (Filed as Exhibit 10.8
                      to the Company's Form 10-Q for quarter ended September 30, 1995
                      (Commission File No. 1-9019) and incorporated herein by reference)
        10.100+       First Amendment to Union Texas Petroleum Savings Plan for Salaried
                      Employees (Filed as Exhibit 10.9 to the Company's Form 10-Q for quarter ended September 30, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.101        Fifth Amendment Agreement dated as of November 3, 1995, to the Amended and Restated Credit Agreement, as amended, among Union Texas Petroleum
                      Holdings, Inc., the Banks and Co-Agents listed therein, and NationsBank of Texas, N.A., as Agent (Filed as Exhibit 10.1 to the Company's Form
                      8-K dated November 17, 1995 (Commission File No. 1-9019) and incorporated herein by reference)
        10.102        Second Amendment Agreement dated as of November 3, 1995, to the Credit
                      Agreement dated as of April 24, 1995, as amended, among Union Texas
                      Petroleum Holdings, Inc., the Banks and Co-Agents listed therein, and
                      NationsBank of Texas, N.A., as Agent (Filed as Exhibit 10.2 to the
                      Company's Form 8-K dated November 17, 1995 (Commission File No. 1-9019)
                      and incorporated herein by reference)
        10.103+#      Second Amendment to Union Texas Petroleum Savings Plan for Salaried
                      Employees
        10.104#       Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of
                      August 3, 1995, between Pertamina, as Seller, and Chubu Electric Power
                      Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and
                      Toho Gas Co., Ltd., as Buyers, with related letter agreement, dated
                      August 3, 1995, between Seller and Buyers
        10.105#       LNG Sales and Purchase Contract (Badak V), dated August 12, 1995, between Pertamina and Korea Gas Corporation
        10.106#       LNG Sale and Purchase Contract (Badak VI), dated October 25, 1995, between Pertamina and Chinese Petroleum Corporation
        10.107#       Badin-II Revised Petroleum Concession Agreement
        21.1#         List of Subsidiaries
        23.1          Consent of Price Waterhouse LLP is included on page S-1 of this Annual
                      Report on Form 10-K
        24.1          Power of Attorney, pursuant to which amendments to this Annual Report on
                      Form 10-K may be filed, is included on page 73 of this Annual Report on
                      Form 10-K
        27.1#         Financial data schedule

---------------

+ Executive Severance Plan or Arrangement pursuant to Item 601(b)(10)(iii)(A) of
  Regulation S-K.

# Filed herewith.

  (B) REPORTS ON FORM 8-K.

     The Company filed Current Reports on Form 8-K dated: (i) November 17, 1995, to attach press releases announcing the Company's 1995 third quarter results and the Company's estimates of its year-end reserves, to report the discharge and release of certain of the Company's subsidiaries from their guarantee obligations under the Company's three unsecured credit facilities and its outstanding 8.25% Senior Notes, 8 3/8% Senior Notes and 8 1/2% Notes and to report the Company's shelf registration of up to $100 million aggregate principal amount of debt securities and issuance of $30 million of medium-term notes ("MTNs") thereunder; (ii) December 6, 1995, to report that the Company had completed its MTN program; (iii) December 18, 1995, to attach a press release announcing the election of John L. Whitmire as Chairman and Chief Executive Officer of the Company effective January 9, 1996; (iv) January 30, 1996, to attach press releases announcing the 1995 year-end and fourth quarter results and the 1996 capital spending budget; and (v) February 21, 1996, to attach a press release reporting discoveries in Pakistan. The Company also filed a Form 8-K/A dated October 2, 1995 to include certain historical and proforma information for the Alba acquisition.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        UNION TEXAS PETROLEUM HOLDINGS, INC.


Date: March 13, 1996                    By:        /s/  DONALD M. MCMULLAN
                                            ------------------------------------
                                                      DONALD M. MCMULLAN
                                                VICE PRESIDENT AND CONTROLLER

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of Union Texas Petroleum Holdings, Inc. (the "Company"), do hereby severally constitute and appoint John
L. Whitmire, Larry D. Kalmbach and Donald M. McMullan and each or any one of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                   TITLE                   DATE
                  ---------                                   -----                   ----
            /s/  JOHN L. WHITMIRE               Chairman of the Board and Chief   March 13, 1996
---------------------------------------------     Executive Officer (Principal
             (JOHN L. WHITMIRE)                   Executive Officer)

            /s/  LARRY D. KALMBACH              Vice President and Chief          March 13, 1996
---------------------------------------------     Financial Officer
             (LARRY D. KALMBACH)                  (Principal Financial Officer)

           /s/  DONALD M. MCMULLAN              Vice President and Controller     March 13, 1996
---------------------------------------------     (Principal Accounting Officer)
            (DONALD M. MCMULLAN)

              /s/  GLENN A. COX                 Director                          March 13, 1996
---------------------------------------------
               (GLENN A. COX)

               /s/  SAUL A. FOX                 Director                          March 13, 1996
---------------------------------------------
                (SAUL A. FOX)

            /s/  EDWARD A. GILHULY              Director                          March 13, 1996
---------------------------------------------
             (EDWARD A. GILHULY)

          /s/  JAMES H. GREENE, JR.             Director                          March 13, 1996
---------------------------------------------
           (JAMES H. GREENE, JR.)

                  SIGNATURE                                   TITLE                   DATE
                  ---------                                   -----                   ----
             /s/  HENRY R. KRAVIS               Director                          March 13, 1996
---------------------------------------------
              (HENRY R. KRAVIS)

          /s/  MICHAEL W. MICHELSON             Director                          March 13, 1996
---------------------------------------------
           (MICHAEL W. MICHELSON)

            /s/  STANLEY P. PORTER              Director                          March 13, 1996
---------------------------------------------
             (STANLEY P. PORTER)

            /s/  GEORGE R. ROBERTS              Director                          March 13, 1996
---------------------------------------------
             (GEORGE R. ROBERTS)

            /s/  RICHARD R. SHINN               Director                          March 13, 1996
---------------------------------------------
             (RICHARD R. SHINN)

             /s/  SELLERS STOUGH                Director                          March 13, 1996
---------------------------------------------
              (SELLERS STOUGH)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of Union Texas Petroleum Holdings, Inc.'s Registration Statements on Forms S-8 (Nos. 33-26105, 33-44045, 33-13575, 33-21684, 33-59213
and 33-64928) and Form S-3 (No. 33-64049) of our report dated February 14, 1996, appearing on page 33 of this Form 10-K.

PRICE WATERHOUSE LLP

Houston, Texas
March 12, 1996

                              EXHIBIT  INDEX

     EXHIBIT NO.                                    DESCRIPTION
--------------------- ------------------------------------------------------------------------
        10.103        Second Amendment to Union Texas Petroleum Savings Plan for Salaried
                      Employees

        10.104        Second Amended and Restated 1981 Badak LNG Sales Contract, dated as of
                      August 3, 1995, between Pertamina, as Seller, and Chubu Electric Power
                      Co., Inc., The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd. and
                      Toho Gas Co., Ltd., as Buyers, with related letter agreement, dated
                      August 3, 1995, between Seller and Buyers

        10.105        LNG Sales and Purchase Contract (Badak V), dated August 12, 1995, between Pertamina and Korea Gas Corporation

        10.106        LNG Sale and Purchase Contract (Badak VI), dated October 25, 1995, between Pertamina and Chinese Petroleum Corporation

        10.107        Badin-II Revised Petroleum Concession Agreement

        21.1          List of Subsidiaries

        27            Financial data schedule