Form 10-Q
period 1996-03-31
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1996-04-25
CIK 774214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

As of April 19, 1996, there were 87,641,896 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        1996             1995
                                                                                     ----------       ------------
                                          ASSETS                                    (UNAUDITED)
Current assets:
      Cash and cash equivalents.................................................     $   11,860        $   11,069
      Accounts and notes receivable, less allowance for doubtful accounts.......         72,967            77,517
      Inventories...............................................................         42,382            42,764
      Prepaid expenses and other current assets.................................         24,945            27,924
                                                                                     ----------        ----------
          Total current assets..................................................        152,154           159,274
Equity investment...............................................................        105,639           108,476
Property, plant and equipment, at cost, less accumulated
      depreciation, depletion and amortization*.................................      1,521,206         1,551,198
Other assets   .................................................................         17,384            17,870
                                                                                     -----------       ----------
          Total assets..........................................................     $1,796,383        $1,836,818
                                                                                     ==========        ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long-term debt ........................................     $    2,292        $    2,292
      Accounts payable..........................................................         88,494            95,768
      Taxes payable.............................................................         66,630            55,779
      Other current liabilities.................................................         46,768            41,704
                                                                                     -----------       ----------
          Total current liabilities.............................................        204,184           195,543
Long-term debt .................................................................        640,796           712,132
Deferred income taxes...........................................................        383,934           395,289
Other liabilities...............................................................        107,923           110,064
                                                                                     ----------        ----------
          Total liabilities.....................................................      1,336,837         1,413,028
                                                                                     ----------        ----------
Stockholders' equity:
      Common stock..............................................................          4,391             4,391
      Paid in capital...........................................................         19,234            19,405
      Cumulative foreign exchange translation adjustment and other..............        (83,102)          (75,077)
      Retained earnings.........................................................        522,800           479,620
      Common stock held in treasury, at cost:
          205,167 shares at March 31, 1996 and 247,145  shares at
          December 31, 1995.....................................................         (3,777)           (4,549)
                                                                                     ----------       -----------
          Total stockholders' equity............................................        459,546           423,790
                                                                                     ----------        ----------
          Total liabilities and stockholders' equity............................     $1,796,383        $1,836,818
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

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                             1996          1995
                                                                                             ----          ----
Revenues:
     Sales and operating revenues....................................................      $258,178      $239,558
     Interest income and other revenues..............................................           165           707
     Net earnings of equity investee.................................................         9,213         5,408
                                                                                           --------      --------
                                                                                            267,556       245,673

Costs and other deductions:
     Product costs and operating expenses............................................        80,064        79,177
     Exploration expenses............................................................        14,207        15,550
     Depreciation, depletion and amortization........................................        54,855        46,544
     Selling, general and administrative expenses....................................         5,751         6,170
     Interest expense................................................................         7,848         5,269
                                                                                           --------      --------
Income before income taxes...........................................................       104,831        92,963
Income taxes.........................................................................        57,270        46,286
                                                                                           --------      --------

Net income ..........................................................................      $ 47,561      $ 46,677
                                                                                           ========      ========

Earnings per share of common stock...................................................      $    .54      $    .53
                                                                                           ========      ========

Dividends per share of common stock..................................................      $    .05      $    .05
                                                                                           ========      ========

Weighted average number of  shares outstanding (000's)                                       87,598        87,637
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

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                           ---------------------------
                                                                                             1996               1995
                                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income........................................................................   $ 47,561             $46,677
     Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation, depletion and amortization.......................................     54,855              46,544
        Deferred income taxes..........................................................     (7,700)             (1,982)
        Net income of equity investee..................................................     (9,213)             (5,408)
        Other..........................................................................          2                (590)
                                                                                          --------           ---------
           Net cash provided by operating activities before changes in other
             assets and liabilities....................................................     85,505              85,241

        Decrease (increase) in accounts and notes receivable...........................      4,350             (10,861)
        Decrease  in inventories.......................................................        518               1,679
        Decrease in prepaid expenses and other assets..................................      3,144               2,729
        Decrease in accounts payable and other liabilities.............................     (9,047)            (19,727)
        Increase in income taxes payable...............................................     10,930               1,809
                                                                                          --------           ---------
           Net cash provided by operating activities...................................     95,400              60,870
                                                                                          --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment........................................    (32,044)            (27,102)
     Cash  provided by equity investee.................................................     12,050               8,200
     Other ............................................................................                           (612)
                                                                                          --------           ---------
        Net cash required by investing activities......................................    (19,994)            (19,514)
                                                                                           -------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from issuance of long-term debt......................................     12,869             123,476
     Net payments under the credit facilities..........................................    ( 7,000)           (118,819)
     Net payments on money market lines of credit......................................    (75,942)            (36,755)
     Dividends.........................................................................     (4,380)             (4,381)
     Proceeds from issuance of treasury stock..........................................        911                 364
     Purchase of treasury stock........................................................     (1,073)
                                                                                          --------           ---------
        Net cash required by financing activities......................................    (74,615)            (36,115)
                                                                                          --------           ---------

     Net increase in cash and cash equivalents.........................................        791               5,241

     Cash and cash equivalents at beginning of period..................................     11,069               8,389
                                                                                          --------           ---------

     Cash and cash equivalents at end of period........................................   $ 11,860           $  13,630
                                                                                          ========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest (net of amount capitalized)...........................................   $  4,679            $  4,703
        Income taxes...................................................................     56,909              46,014

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 1995 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. and its consolidated subsidiaries at March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1996.

NOTE 2 - INVENTORY ACCOUNTING CHANGE - Effective January 1, 1996, the Company changed the method of accounting for valuing its petrochemical product inventory from the last-in, first out ("LIFO") method to the first-in, first out ("FIFO") method. The change did not have a material effect on the results of operations for prior periods, nor is it anticipated that it will have a material impact on future periods. The Company believes that use of the FIFO method will result in a better measurement of operating results and better reflects the current value of inventory on the balance sheet.

NOTE 3 - CREDIT FACILITIES - The Company had two unsecured bank credit facilities (the "Credit Facilities") at March 31, 1996. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 15, 1997 to a one-year term loan maturing March 15, 1998. Another Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning June 30, 2000, with a final maturity of March 31, 2001. In addition to such Credit Facilities, the Company has the ability to obtain short-term borrowings on uncommitted and unsecured lines of credit with several banks.

NOTE 4 - ACCOUNTING PRONOUNCEMENTS RECENTLY ISSUED - In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial and reporting standards for stock based employee compensation plans that will be effective for the Company's 1996 financial statements. The statement encourages, but does not require, companies to adopt a fair value based method of accounting for such plans in place of current accounting standards. Companies electing to continue to use their existing accounting methods will be required to make pro forma disclosures of net income assuming a fair value based method of accounting has been applied. The Company will continue to use its current accounting methods with additional disclosures.

NOTE 5 - HEDGING ACTIVITIES - The Company may enter into hedging contracts from time to time in order to minimize the impact of adverse price fluctuation. In the first quarter of 1996, the Company entered into financial hedging futures contracts to offset a portion of its North Sea crude. The Company will continue to consider other opportunities in its risk management activities, such as swaps or fixed price contracts to mitigate the adverse movement in oil and gas prices. Gains or losses on these hedging activities are recognized in sales revenues when the underlying exposed hedged production is sold. As of March 31, 1996, the Company had open contracts for 474,000 barrels of oil at an average Brent price of $16.51 per barrel which will be settled by August 1996.

NOTE 6 - CONTINGENCIES - The Company and its subsidiaries and related companies are named defendants in a number of lawsuits and named parties in numerous government proceedings arising in the ordinary course of business. While the outcome of contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three-month periods ended March 31, 1996 and 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 23, 1996 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.

                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS



To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of March 31, 1996 and the related consolidated statements of operations and of cash flows for the three month periods ended March 31, 1996 and 1995. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of operations, of cash flows, and of stockholders' equity for the year then ended (not presented herein), and in our report dated February 14, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1995, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



PRICE WATERHOUSE LLP

Houston, Texas
April 23, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1995 annual report on Form 10-K, and condensed financial statements and notes contained in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1995

Net income for the three months ended March 31, 1996, was $48 million, or $.54 per share as compared to net income of $47 million, or $.53 per share reported for the same period in 1995. The current quarter was favorably impacted by higher crude oil sales volumes and higher oil and LNG prices, partially offset by lower ethylene margins.

Sales and operating revenues for the three months ended March 31, 1996, were $258 million, as compared to $240 million for the first quarter of 1995. International revenues totaled $217 million as compared to $184 million for the first quarter of 1995. In the U.K., sales and operating revenues increased by $19 million due to increased sales volumes, primarily as a result of the July 1995 acquisition of the Alba field, and due to higher crude oil prices. In Indonesia, sales increased $11 million from the same period in 1995 due to higher prices and higher oil volumes. In Pakistan, sales were $3 million above 1995 primarily due to higher crude oil volumes and prices.

Petrochemical revenues totaled $41 million as compared to $55 million in the first quarter of 1995, while operating profit was $4 million as compared to $19 million in the prior period. The decrease was primarily due to lower ethylene sales prices and increased feedstock costs which resulted in a decrease in ethylene margins to 3 cents per pound in 1996 vs. 16 cents per pound in 1995 and due to lower sales volumes.

Average prices received and volumes sold by the Company's major operations during the first quarter of 1996 and 1995, respectively, were as follows:

                                                              PRICES                             VOLUMES
                                                                                              (000S PER DAY)

                                                        1996            1995                1996           1995
                                                        ----            ----                ----           ----
Crude oil (barrels):
     U.K.                                             $18.09          $16.34                  46             37
     Pakistan                                          16.17           14.62                   6              5
     Indonesia                                         18.34           17.28                   8              6
Indonesian LNG (Mcf)                                    3.30            3.07                 241            242
Pakistan natural gas (Mcf)                              1.29            1.30                  43             43
U.K. natural gas (Mcf)                                  2.50            3.01                  59             44
U.S. ethylene (pounds)                                   .18             .28               1,180          1,338


Depreciation, depletion and amortization increased by $8 million due to higher volumes. Interest expense increased by $3 million during the period due to higher levels of debt, primarily due to the funding of the Alba acquisition during the third quarter of 1995 and higher interest rates. The effective tax rate increased from the prior year due primarily to the decrease in U.S. petrochemical income, which is taxed at lower rates.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $95 million in the first quarter of 1996, an increase of $35 million from the same period in the prior year. The improvement was primarily the result of higher international oil volumes and prices and increased LNG prices, partially offset by lower ethylene margins.

Capital resources: Capital expenditures for the first quarter of 1996 were $45 million including capitalized interest of $6 million. Capital expenditures for the first quarter of 1995 were $39 million including capitalized interest of $5 million. The current quarter increase was principally due to development costs for the Britannia field in the U.K. North Sea.

Financing activities: During the first quarter of 1996, the Company terminated an undrawn $100 million unsecured credit facility, amended its $450 million unsecured credit facility and replaced a $100 million unsecured credit facility. At March 31, 1996, the Company had two unsecured credit facilities (the "Credit Facilities"). One of the Credit Facilities is a $100 million unsecured credit agreement with a syndicate of banks that provides for conversion of amounts outstanding on March 15, 1997 to a one-year term loan maturing March 15, 1998. This facility replaced a $100 million unsecured credit agreement that matured on April 15, 1997. Another Credit Facility is a $450 million unsecured credit agreement with a syndicate of banks that provides for a quarterly reduction of $35 million beginning June 30, 2000, with a final maturity of March 31, 2001. This facility is an amendment and restatement of the $450 million unsecured credit agreement that initially matured on April 30, 1999. The $450 million facility allows the Company to borrow up to $300 million in U.S. dollar loans at interest rates determined in a competitive bid process. Loans under the $450 million facility may be made in both pounds sterling and U.S. dollars at the option of the Company. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins subject to increase or decrease in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At March 31, 1996, the Company's adjusted stockholders' equity was approximately $543 million. At March 31, 1996, $125 million was outstanding under the $450 million facility bearing interest at a weighted average rate of 5.7% per annum.

The Company has established short-term, uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's intent to refinance these borrowings for a period exceeding one year and the ability to refinance them on a long-term basis through its Credit Facilities. At March 31, 1996, $70 million was outstanding under these money market lines which bore interest at weighted average rates of 6.4% per annum. As of March 31, 1996, the Company had approximately $353 million of available financing under such lines of credit and the Credit Facilities.

The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), has a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production. At March 31, 1996, 27 million pounds sterling ($41 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 7% per annum.

At March 31, 1996, the Company's long-term debt balance was $641 million, down approximately $130 million from the balance at July 31, 1995 after the $270 million Alba acquisition.

On April 27, 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock and pursuant thereto, the Company had repurchased 612,836 shares as of March 31, 1996. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. As of March 31, 1996, 205,167 shares of common stock were held, at cost, as treasury shares.

Financial condition: In the first quarter of 1996, the Company declared and paid a dividend of approximately $4.4 million on its common stock. On April 18, 1996, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of April 30, 1996, payable on May 15, 1996.

In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial and reporting standards for stock based employee compensation plans that will be effective for the Company's 1996 financial statements. The statement encourages, but does not require, companies to adopt a fair value based method of accounting for such plans in place of current accounting standards. Companies electing to continue to use their existing accounting methods will be required to make pro forma disclosures of net income assuming a fair value based method of accounting has been applied. The Company will continue to use its current accounting methods with additional disclosures.

The Company may enter into hedging contracts from time to time in order to minimize the impact of adverse price fluctuations. In the first quarter of 1996, the Company entered into financial hedging futures contracts to offset a portion of its North Sea crude. The Company will continue to consider other opportunities in its risk management activities, such as swaps or fixed price contracts to mitigate the adverse movement in oil and gas prices. Gains or losses on these hedging activities are recognized in sales revenues when the underlying exposed hedged production is sold. As of March 31, 1996, the Company had open contracts for 474,000 barrels of oil at an average Brent price of $16.51 per barrel which will be settled by August 1996. During the first quarter of 1996, the Company settled crude oil hedging contracts of 186,000 barrels at an average Brent price of $16.95. Additionally, in April 1996, the Company entered into crude oil swap contracts for 600,000 barrels of oil at an average Brent price of $17.16 per barrel which will be settled from August through December 1996.

                                   FORM 10-Q
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company and its subsidiaries and related companies are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial statements of the Company. (See Item 3 in the Company's 1995 annual report on Form 10-K.)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


       (a)   Exhibits

                Exhibit No.         Description
                -----------         -----------
                10.1                Second Amended and Restated Credit
                                    Agreement dated as of March 29, 1996
                                    among Union Texas Petroleum Holdings,
                                    Inc., the Banks and Co-Agents listed
                                    therein and NationsBank of Texas, N.A.,
                                    as Agent.

                10.2                Credit Agreement dated as of March 29,
                                    1996 among Union Texas Petroleum
                                    Holdings, Inc., the Banks and Co-Agents
                                    listed therein and NationsBank of
                                    Texas, N.A., as Agent.

                15                  Independent Accountants' Awareness Letter.

                27.1                Financial Data Schedule for the
                                    three-month period ended March 31, 1996.


       (b)   Reports on Form 8-K

             The Company filed the following reports on Form 8-K since the quarterly period ended December 31, 1995:

             The Company filed a Form 8-K dated January 30, 1996 to attach press releases announcing the 1995 year-end and fourth quarter results, the 1996 capital spending budget and to report an agreement to acquire an interest in an Australian exploration permit.

             The Company filed a Form 8-K dated February 21, 1996 to attach a press release reporting discoveries in Pakistan.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  April 25, 1996                  By: /s/ DONALD M. MCMULLAN
                                       ------------------------------------
                                             Donald M. McMullan
                                          Vice President and Controller
                                             (Chief Accounting Officer
                                          and officer duly authorized to
                                         sign on behalf of the registrant)

                                 EXHIBIT INDEX



Exhibit
Number                       Description
- ------                       -----------
 10.1 Second Amended and Restated Credit Agreemeent dated as of March 29, 1996 among Union Texas Petroleum Holding, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent


 10.2 Credit Agreement dated as of March 29, 1996 among Union Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent


 15           Independent Accountants' Awareness Letter


 27.1         Financial Data Schedule for the three-month period ended
              March 31, 1996