Form 10-Q
period 1996-06-30
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1996-07-26
CIK 774214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                (713) 623-6544
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X       No
                                                ---------      --------

As of July 19, 1996, there were 87,386,991 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                         JUNE 30,         DECEMBER 31,
                                                                                           1996               1995
                                                                                        ----------         ----------
                                         ASSETS                                        (UNAUDITED)
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .           $   14,261         $   11,069
     Accounts and notes receivable, less allowance for doubtful accounts  . .               88,225             77,517
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34,812             42,764
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . .               44,224             27,924
                                                                                        ----------         ----------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              181,522            159,274
Equity investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              105,897            108,476
Property, plant and equipment, at cost, less accumulated
     depreciation, depletion and amortization*  . . . . . . . . . . . . . . .            1,534,939          1,551,198
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               17,007             17,870
                                                                                        ----------         ----------

          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .           $1,839,365         $1,836,818
                                                                                        ==========         ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt    . . . . . . . . . . . . . . . . . .           $    2,292         $    2,292
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .               89,162             95,768
     Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               63,279             55,779
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . .               45,283             41,704
                                                                                        ----------         ----------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              200,016            195,543
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              644,071            712,132
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .              396,473            395,289
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              109,320            110,064
                                                                                        ----------         ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            1,349,880          1,413,028
                                                                                        ----------         ----------


Stockholders' equity:
     Common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4,391              4,391
     Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19,062             19,405
     Cumulative foreign exchange translation adjustment and other   . . . . .              (74,305)           (75,077)
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .              549,256            479,620
     Common stock held in treasury, at cost:
          477,038 shares at June 30, 1996 and 247,145  shares at
          December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .               (8,919)            (4,549)
                                                                                        ----------         ----------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .              489,485            423,790
                                                                                        ----------         ----------

          Total liabilities and stockholders' equity  . . . . . . . . . . . .           $1,839,365         $1,836,818
                                                                                        ==========         ==========

* The Company follows the successful efforts method of accounting for oil and gas activities.

   The accompanying notes are an integral part of this financial statement.

                                  FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                            ------------------          ----------------
                                                                 JUNE 30,                   JUNE 30,
                                                                 --------                   --------

                                                            1996          1995        1996          1995
                                                          --------      --------    --------      --------
Revenues:
    Sales and operating revenues  . . . . . . . . . .     $223,192      $200,425     481,370      $439,982
    Interest income and other revenues  . . . . . . .          900          (377)      1,065           330
    Net earnings of equity investee   . . . . . . . .        5,658         5,533      14,871        10,941
                                                          --------      --------    --------      --------
                                                           229,750       205,581     497,306       451,253


Costs and other deductions:
    Product costs and operating expenses  . . . . . .       81,258        74,386     161,322       153,563
    Exploration expenses  . . . . . . . . . . . . . .       10,258        22,099      24,465        37,649
    Depreciation, depletion and amortization  . . . .       48,953        38,102     103,808        84,647
    Selling, general and administrative expenses  . .        6,424         6,111      12,175        12,281
    Interest expense  . . . . . . . . . . . . . . . .        6,662         5,242      14,510        10,510
                                                          --------      --------    --------      --------
Income before income taxes  . . . . . . . . . . . . .       76,195        59,641     181,026       152,603
Income taxes  . . . . . . . . . . . . . . . . . . . .       45,358        39,539     102,628        85,825
                                                          --------      --------    --------      --------

Net income  . . . . . . . . . . . . . . . . . . . . .     $ 30,837      $ 20,102    $ 78,398      $ 66,778
                                                          ========      ========    ========      ========

Earnings per share of common stock  . . . . . . . . .     $    .35      $    .23    $    .90      $    .76
                                                          ========      ========    ========      ========

Dividends per share of common stock . . . . . . . . .     $    .05      $    .05    $    .10      $    .10
                                                          ========      ========    ========      ========


Weighted average number of shares
    outstanding (000's)   . . . . . . . . . . . . . .       87,547        87,735      87,573        87,687
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

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                      1996            1995
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 78,398     $   66,778
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization   . . . . . . . . . . . . . . .      103,808         84,647
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .          783         (3,192)
       Net income of equity investee  . . . . . . . . . . . . . . . . . . . . .      (14,871)       (10,941)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,691          1,566
                                                                                    --------     ----------
           Net cash provided by operating activities before changes in other
             assets and liabilities . . . . . . . . . . . . . . . . . . . . . .      169,809        138,858

       Increase in accounts and notes receivable  . . . . . . . . . . . . . . .      (10,696)       (18,431)
       Decrease in inventories  . . . . . . . . . . . . . . . . . . . . . . . .        7,953          3,226
       Increase in prepaid expenses and other assets  . . . . . . . . . . . . .      (15,436)       (16,281)
       Decrease in accounts payable and other liabilities   . . . . . . . . . .       (9,061)        (8,711)
       Increase in income taxes payable   . . . . . . . . . . . . . . . . . . .        7,009          2,202
                                                                                    --------     ----------
           Net cash provided by operating activities  . . . . . . . . . . . . .      149,578        100,863
                                                                                    --------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . . . . . .      (80,704)       (60,788)
    Cash provided by equity investee  . . . . . . . . . . . . . . . . . . . . .       17,450         13,600
    Net cash required by sale of businesses   . . . . . . . . . . . . . . . . .                        (772)
                                                                                    --------     ----------
       Net cash required by investing activities  . . . . . . . . . . . . . . .      (63,254)       (47,960)
                                                                                    --------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of long-term debt  . . . . . . . . . . . . . . .       30,013        197,713
    Net payments under the credit facilities  . . . . . . . . . . . . . . . . .      (45,000)      (201,353)
    Net payments on money market lines of credit  . . . . . . . . . . . . . . .      (53,167)       (35,605)
    Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,762)        (8,767)
    Proceeds from issuance of treasury stock  . . . . . . . . . . . . . . . . .        1,139          1,407
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .       (7,355)
                                                                                    --------     ----------
       Net cash required by financing activities  . . . . . . . . . . . . . . .      (83,132)       (46,605)
                                                                                    --------     ----------

    Net increase in cash and cash equivalents   . . . . . . . . . . . . . . . .        3,192          6,298

    Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .       11,069          8,389
                                                                                    --------     ----------

    Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .     $ 14,261     $   14,687
                                                                                    ========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)   . . . . . . . . . . . . . . . . .     $ 13,341     $   11,906
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       97,221         87,197

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 1995 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. and its consolidated subsidiaries at June 30, 1996, and the results of operations and cash flows for the three and six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1996.

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

NOTE 3 - ACCOUNTING PRONOUNCEMENTS RECENTLY ISSUED - In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which establishes financial and reporting standards for stock based employee compensation plans that will be effective for the Company's 1996 financial statements. The statement encourages, but does not require, companies to adopt a fair value based method of accounting for such plans in place of current accounting standards. Companies electing to continue to use their existing accounting methods will be required to make pro forma disclosures of net income assuming a fair value based method of accounting has been applied. The Company will continue to use its current accounting methods with additional disclosures.

NOTE 4 - HEDGING ACTIVITIES - The Company may enter into hedging contracts and other risk management activities, such as swaps or fixed price contracts, in order to minimize the impact of adverse price fluctuation. Gains or losses on these activities are recognized in sales revenues when the underlying exposed hedged production is sold. During the first half of 1996, the Company entered into financial hedging futures contracts to offset a portion of its North Sea crude oil. As of June 30, 1996, the Company had open contracts for 714,000 barrels of oil at an average Brent price of $17.14 per barrel which will be settled at various times from July through December 1996.

NOTE 5 - CONTINGENCIES - The Company and its subsidiaries and related companies are named defendants in a number of lawsuits and named parties in numerous government proceedings arising in the ordinary course of business. While the outcome of contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three and six month periods ended June 30, 1996 and 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 24, 1996 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of June 30, 1996 and the related consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and of cash flows for the six month periods ended June 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

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

Houston, Texas
July 24, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1995 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

Net income for the three months ended June 30, 1996, was $31 million, or $.35 per share, as compared to net income of $20 million, or $.23 per share, for the same period in 1995. The current quarter was favorably impacted by higher sales volumes of U.K. crude oil and Indonesian LNG along with higher oil and LNG prices and lower exploration expenses partially offset by lower ethylene margins.

Sales and operating revenues for the three months ended June 30, 1996, were $223 million, up from $200 million for the second quarter of 1995. International revenues totaled $171 million as compared to $145 million for the second quarter of 1995. In the U.K., sales and operating revenues increased by $22 million due principally to increased crude oil sales volumes as a result of the July 1995 acquisition of an interest in the Alba field. In Indonesia, sales increased $5 million due to higher LNG sales prices and volumes partially offset by lower oil volumes. In Pakistan, sales decreased $1 million due to lower oil and gas sales volumes partially offset by higher oil prices.

Average prices received and volumes sold by the Company's major operations during the second quarter of 1996 and 1995, respectively, were as follows:

                                                      PRICES                                  VOLUMES
                                                                                           (000S PER DAY)

                                               1996           1995                      1996           1995
                                               ----           ----                      ----           ----
Crude oil (barrels):
    U.K.                                      $18.27         $17.79                       41             29
    Pakistan                                   16.24          14.90                        5              6
    Indonesia                                  19.07          17.85                        4              6
Indonesian LNG (Mcf)                            3.41           3.19                      214            202
Pakistan natural gas (Mcf)                      1.29           1.30                       42             45
U.K. natural gas (Mcf)                          2.25           2.85                       22             24
U.S. ethylene (pounds)                           .21            .28                    1,577          1,298

Petrochemical revenues totaled $52 million as compared to $55 million in the second quarter of 1995, while operating profit was $7 million as compared to $19 million in the prior period. The decreased operating profit was primarily due to lower ethylene sales prices and increased feedstock costs, resulting in an average ethylene margin of 6 cents per pound in 1996 vs. 16 cents per pound in 1995. Partially offsetting the reduced ethylene margins were higher ethylene sales volumes.

Depreciation, depletion and amortization expense (DD&A) increased by $11 million due to higher volumes of U.K. crude oil and Indonesian LNG. Exploration expenses decreased by $12 million related to reduced new venture exploratory drilling. Interest expense increased by $1 million during the period due to higher levels of debt, primarily due to the funding of the Alba acquisition during the third quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

Net income for the six months ended June 30, 1996, was $78 million, or $.90 per share, as compared to net income of $67 million, or $.76 per share, reported for the same period in 1995. The current period was favorably impacted by higher sales volumes in the U.K., higher Indonesian LNG sales prices and volumes, higher oil prices and lower exploration expenses, partially offset by lower ethylene margins.

Sales and operating revenues for the six months ended June 30, 1996 were $481 million, up from $440 million in the prior year. International revenues totaled $388 million as compared to $329 million for the first six months of 1995. In the U.K., sales and operating revenues increased by $41 million due to increased sales volumes, primarily as a result of the July 1995 acquisition of an interest in the Alba field and due to higher crude oil prices. In Indonesia, sales increased $16 million as compared to 1995 due to higher LNG
and crude oil sales prices and higher LNG volumes.   In Pakistan, sales were $2
million above 1995, primarily due to higher crude oil prices.

Average prices received and volumes sold by the Company's major operations during the first six months of 1996 and 1995, respectively, were as follows:

                                                     PRICES                                   VOLUMES
                                                                                           (000S PER DAY)

                                               1996           1995                      1996           1995
                                               ----           ----                      ----           ----
Crude oil (barrels):
    U.K.                                      $18.18         $16.98                       43             33
    Pakistan                                   16.20          14.77                        6              6
    Indonesia                                  18.56          17.56                        6              6
Indonesian LNG (Mcf)                            3.36           3.13                      227            222
Pakistan natural gas (Mcf)                      1.29           1.30                       43             44
U.K. natural gas (Mcf)                          2.43           2.96                       40             34
U.S. ethylene (pounds)                           .20            .28                    1,379          1,318

Petrochemical revenues totaled $94 million as compared to $110 million in the first half of 1995, while operating profit was $12 million as compared to $38 million in the prior period. The decreased operating profit was primarily due to lower ethylene sales prices and increased feedstock costs, resulting in an average ethylene margin of 5 cents per pound in 1996 vs. 16 cents per pound in 1995.

DD&A increased by $19 million due to higher volumes of U.K. crude oil and Indonesian LNG. Exploration expenses decreased by $13 million related to reduced new venture exploratory drilling. Interest expense increased $4 million during the period due to higher levels of debt, primarily due to the funding of the Alba acquisition during the third quarter of 1995.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $150 million in the first six months of 1996, an increase of $49 million from the same period in the prior year. The improvement was primarily the result of higher sales volumes of U.K. oil and Indonesian LNG and higher oil and LNG prices, partially offset by lower ethylene margins.

Capital resources: Capital expenditures for the first half of 1996 were $96 million including capitalized interest of $12 million. Capital expenditures for the first half of 1995 were $90 million including capitalized interest of
$11 million.   The increase reflects higher development capital related to the
Britannia field in the U.K. North Sea, partially offset by reduced exploratory drilling in new venture areas.

Financing activities: The Company had two unsecured credit facilities (the "Credit Facilities") at June 30, 1996. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 15, 1997 to a one-year term loan maturing March 15, 1998. Another Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning June 30, 2000, with a final maturity of March 31, 2001. The $450 million facility allows the Company to borrow up to $300 million in U.S. dollar loans at interest rates determined in a competitive bid process. Loans under the $450 million facility may be made in both pounds sterling and U.S. dollars at the option of the Company. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins subject to increase or decrease in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At June 30, 1996, the Company's adjusted stockholders' equity was approximately $564 million. At June 30, 1996, $87 million was outstanding under the $450 million facility bearing interest at a weighted average rate of 5.8% per annum.

The Company has established short-term, uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's intent to refinance these borrowings for a period exceeding one year and the ability to refinance them on a long-term basis through its Credit Facilities. At June 30, 1996, $93 million was outstanding under these money market lines which bore interest at weighted
average rates of 5.9% per annum.   As of June 30, 1996, the Company had
approximately $366 million of available financing under such lines of credit and the Credit Facilities.

The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), has a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production. At June 30, 1996, 39 million pounds sterling ($60 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 6.8% per annum.

On April 27, 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock and pursuant thereto, the Company had repurchased 946,236 shares as of June 30, 1996, including
333,400 shares repurchased in the second quarter of 1996.   The repurchased
stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. As of June 30, 1996, 477,038 shares of common stock were held, at cost, as treasury shares.

Financial condition: In the second quarter of 1996, the Company declared and paid a dividend of approximately $4.4 million on its common stock. On July 23, 1996, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of July 31, 1996, payable on August 15, 1996.

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

The Company may enter into hedging contracts and other risk management activities, such as swaps or fixed price contracts in order to minimize the impact of adverse price fluctuations. Gains or losses on these activities are recognized in sales revenues when the underlying exposed hedged production is sold. During the first half of 1996, the Company entered into financial hedging futures contracts to offset a portion of its North Sea crude. As of June 30, 1996, the Company had open contracts for 714,000 barrels of oil at an average Brent price of $17.14 per barrel which will be settled at various times
from July through December 1996.   During the second quarter of 1996, the
Company settled crude oil hedging contracts of 528,000 barrels at an average Brent price of $17.13.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 1996, the 1996 Annual Meeting of Stockholders of the Company was held. The following persons were elected as proposed in the proxy solicitation issued pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified: John L. Whitmire, Glen A. Cox, Saul A. Fox, Edward A. Gilhuly, James H. Greene, Jr., Henry R. Kravis, Michael W. Michelson, Stanley P. Porter, George R. Roberts, Richard R. Shinn, and Sellers Stough. Stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1996.

There were 80,055,696 shares voted for the election of directors with 1,869,451 withholding votes and no abstentions or broker non-votes. Results by nominated director were:

                                                   VOTED                    AUTHORITY
                                                    FOR                     WITHHELD
John L. Whitmire                                 79,708,616                 2,216,531
Glen A. Cox                                      79,138,179                 2,786,968
Saul A. Fox                                      76,747,945                 5,177,202
Edward A. Gilhuly                                79,355,131                 2,570,016
James H. Greene, Jr.                             76,360,200                 5,564,947
Henry R. Kravis                                  76,026,238                 5,898,909
Michael W. Michelson                             78,881,360                 3,043,787
Stanley P. Porter                                80,029,693                 1,895,454
George R. Roberts                                75,926,547                 5,998,600
Richard R. Shinn                                 80,028,396                 1,896,751
Sellers Stough                                   80,040,039                 1,885,108

There were 81,845,625 shares voted for the ratification of the appointment of Price Waterhouse LLP as the Company's independent public accountants, with 52,908 shares voted against, 26,614 abstentions and no broker non-votes.

ITEM 5 - OTHER INFORMATION

Indonesia. During April 1996, Pertamina established 16.5399% as the participation percentage of the Indonesian joint venture (in which the Company owns a 37.81% working interest) in deliveries during the years 2000 to 2017 under long- term LNG sales contracts with the Chinese Petroleum Corporation and Korea Gas Corporation, respectively, and in certain deliveries under an extension of a long-term contract, originally signed in 1981, with Japanese industrial and utility customers.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits

            Exhibit No.         Description
            -----------         -----------
                   10.1         Third Amendment to Union Texas Petroleum Savings Plan for
                                Salaried Employees.

                   10.2         First Supply Agreement for Package V Excess Sales (1998-
                                1999 LNG Sales to Korea Gas Corporation Under Badak V),
                                dated as of May 1, 1996, between Pertamina and Virginia
                                Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil
                                Houston, Inc., Union Texas East Kalimantan Limited,
                                Universe Gas & Oil Company, Inc. and Virginia
                                International Company.

                   10.3         Second Supply Agreement for Package V Excess Sales (1998-
                                1999 LNG Sales to Chinese Petroleum Corporation under
                                Badak VI), dated as of May 1, 1996, between Pertamina and
                                Virginia Indonesia Company, Lasmo Sanga Sanga Limited,
                                Opicoil Houston, Inc., Union Texas East Kalimantan
                                Limited, Universe Gas & Oil Company, Inc. and Virginia
                                International Company.

                   10.4         Package VI Supply Agreement for Natural Gas in Support of
                                2000-2017 LNG Sales to Korea Gas Corporation under Badak
                                V, dated as of May 1, 1996, between Pertamina and
                                Virginia Indonesia Company, Lasmo Sanga Sanga Limited,
                                Opicoil Houston, Inc., Union Texas East Kalimantan
                                Limited, Universe Gas & Oil Company, Inc. and Virginia
                                International Company.

                   10.5         Package VI Supply Agreement for Natural Gas in Support of
                                2000-2017 LNG Sales to Chinese Petroleum Corporation
                                under Badak VI, dated as of May 1, 1996, between
                                Pertamina and Virginia Indonesia Company, Lasmo Sanga
                                Sanga Limited, Opicoil Houston, Inc., Union Texas East
                                Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                                Virginia International Company.

                   10.6         First Supply Agreement for Package VI Excess Sales (2003-
                                2008 LNG Sales under the Second Amended and Restated 1981
                                Badak Sales Contract) dated as of May 1, 1996, between
                                Pertamina and Virginia Indonesia Company, Lasmo Sanga
                                Sanga Limited, Opicoil Houston, Inc., Union Texas East
                                Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                                Virginia International Company.

                   15           Independent Accountants' Awareness Letter.

                   27.1         Financial Data Schedule for the six-month period ended
                                June 30, 1996.


      (b)   Reports on Form 8-K

            The Company filed the following reports on Form 8-K since the quarterly period ended March 31, 1996:

            The Company filed a Form 8-K dated April 26, 1996 to attach a press release announcing the Company's first quarter earnings.

            The Company filed a Form 8-K dated June 17, 1996 to attach press releases reporting the results of the Company's Annual Stockholders Meeting and to announce organizational changes in its exploration and production and petrochemical operations.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  July 26, 1996                      By:       /s/ DONALD M. MCMULLAN
                                               ---------------------------------
                                                        Donald M. McMullan
                                                 Vice President and Controller
                                                   (Chief Accounting Officer
                                                 and officer duly authorized to
                                               sign on behalf of the registrant)

                          INDEX TO EXHIBITS



            Exhibit No.         Description
            -----------         -----------
                   10.1         Third Amendment to Union Texas Petroleum Savings Plan for
                                Salaried Employees.

                   10.2         First Supply Agreement for Package V Excess Sales (1998-
                                1999 LNG Sales to Korea Gas Corporation Under Badak V),
                                dated as of May 1, 1996, between Pertamina and Virginia
                                Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil
                                Houston, Inc., Union Texas East Kalimantan Limited,
                                Universe Gas & Oil Company, Inc. and Virginia
                                International Company.

                   10.3         Second Supply Agreement for Package V Excess Sales (1998-
                                1999 LNG Sales to Chinese Petroleum Corporation under
                                Badak VI), dated as of May 1, 1996, between Pertamina and
                                Virginia Indonesia Company, Lasmo Sanga Sanga Limited,
                                Opicoil Houston, Inc., Union Texas East Kalimantan
                                Limited, Universe Gas & Oil Company, Inc. and Virginia
                                International Company.

                   10.4         Package VI Supply Agreement for Natural Gas in Support of
                                2000-2017 LNG Sales to Korea Gas Corporation under Badak
                                V, dated as of May 1, 1996, between Pertamina and
                                Virginia Indonesia Company, Lasmo Sanga Sanga Limited,
                                Opicoil Houston, Inc., Union Texas East Kalimantan
                                Limited, Universe Gas & Oil Company, Inc. and Virginia
                                International Company.

                   10.5         Package VI Supply Agreement for Natural Gas in Support of
                                2000-2017 LNG Sales to Chinese Petroleum Corporation
                                under Badak VI, dated as of May 1, 1996, between
                                Pertamina and Virginia Indonesia Company, Lasmo Sanga
                                Sanga Limited, Opicoil Houston, Inc., Union Texas East
                                Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                                Virginia International Company.

                   10.6         First Supply Agreement for Package VI Excess Sales (2003-
                                2008 LNG Sales under the Second Amended and Restated 1981
                                Badak Sales Contract) dated as of May 1, 1996, between
                                Pertamina and Virginia Indonesia Company, Lasmo Sanga
                                Sanga Limited, Opicoil Houston, Inc., Union Texas East
                                Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                                Virginia International Company.

                   15           Independent Accountants' Awareness Letter.

                   27.1         Financial Data Schedule for the six-month period ended
                                June 30, 1996.