Form 10-Q
period 1996-09-30
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1996-10-25
CIK 774214

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 (713) 623-6544
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               ------       ---------

As of October 18, 1996, there were 86,776,447 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                           1996               1995
                                                                                       ----------         --------------
                                         ASSETS                                        (UNAUDITED)

Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   14,886          $   11,069
     Accounts and notes receivable, less allowance for doubtful accounts  . . . . .        88,645              77,517
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        41,240              42,764
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . .        42,417              27,924
                                                                                       ----------          ----------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       187,188             159,274
Equity investment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       103,642             108,476
Property, plant and equipment, at cost, less accumulated
     depreciation, depletion and amortization*  . . . . . . . . . . . . . . . . . .     1,543,256           1,551,198
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,604              17,870
                                                                                       ----------          ----------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,850,690          $1,836,818
                                                                                       ==========          ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt    . . . . . . . . . . . . . . . . . . . . .    $    2,292          $    2,292
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        83,021              95,768
     Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,980              55,779
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .        52,979              41,704
                                                                                       ----------          ----------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       218,272             195,543
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       627,442             712,132
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       374,692             395,289
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       117,511             110,064
                                                                                       ----------          ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,337,917           1,413,028
                                                                                       ----------          ----------

Stockholders' equity:
     Common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,391               4,391
     Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,969              19,405
     Cumulative foreign exchange translation adjustment and other   . . . . . . . .       (68,605)            (75,077)
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       578,408             479,620
     Common stock held in treasury, at cost:
          1,065,272 shares at September 30, 1996 and 247,145 shares at
                December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .       (20,390)             (4,549)
                                                                                       ----------          ----------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       512,773             423,790
                                                                                       ----------          ----------

          Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .    $1,850,690          $1,836,818
                                                                                       ==========          ==========

* The Company follows the successful efforts method of accounting for oil and gas activities.

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  ------------------              -----------------
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     -------------                  -------------

                                                                  1996           1995            1996          1995
                                                                  ----           ----            ----          ----


Revenues:
    Sales and operating revenues  . . . . . . . . . . . . .    $227,284        $197,255        $708,654      $637,237
    Interest income and other revenues  . . . . . . . . . .         644              82           1,709           412
    Net earnings of equity investee   . . . . . . . . . . .       7,645           6,387          22,516        17,328
                                                               --------        --------        --------      --------
                                                                235,573         203,724         732,879       654,977

Costs and other deductions:
    Product costs and operating expenses  . . . . . . . . .      81,016          71,111         242,338       224,674
    Exploration expenses  . . . . . . . . . . . . . . . . .       8,834          22,256          33,299        59,905
    Depreciation, depletion and amortization  . . . . . . .      48,628          51,998         152,436       136,645
    Selling, general and administrative expenses  . . . . .       6,516           5,362          18,691        17,643
    Interest expense  . . . . . . . . . . . . . . . . . . .       5,582           9,106          20,092        19,616
                                                               --------        --------        --------      --------
Income before income taxes  . . . . . . . . . . . . . . . .      84,997          43,891         266,023       196,494
Income taxes  . . . . . . . . . . . . . . . . . . . . . . .      51,476          32,168         154,104       117,993
                                                               --------        --------        --------      --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . .    $ 33,521        $ 11,723        $111,919      $ 78,501
                                                               ========        ========         =======      ========

Earnings per share of common stock  . . . . . . . . . . . .    $    .39        $    .13        $   1.28      $    .89
                                                               ========        ========        ========      ========

Dividends per share of common stock . . . . . . . . . . . .    $    .05        $    .05        $    .15      $    .15
                                                               ========        ========        ========      ========

Weighted average number of shares outstanding (000s)  . . .      86,996          87,763          87,379        87,712
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

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                            1996                1995
                                                                                            ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 111,919           $  78,501
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . .          152,436             136,645
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          (23,061)             (7,234)
       Net income of equity investee  . . . . . . . . . . . . . . . . . . . . . .          (22,516)            (17,328)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,449               3,431
                                                                                         ---------           ---------
           Net cash provided by operating activities before changes in other
             assets and liabilities . . . . . . . . . . . . . . . . . . . . . . .          221,227             194,015

       Increase in accounts and notes receivable  . . . . . . . . . . . . . . . .          (10,821)             (7,106)
       Decrease in inventories  . . . . . . . . . . . . . . . . . . . . . . . . .            1,641               3,666
       Increase in prepaid expenses and other assets  . . . . . . . . . . . . . .          (13,870)            (16,225)
       Increase in accounts payable and other liabilities   . . . . . . . . . . .              167                 748
       (Decrease) Increase in income taxes payable  . . . . . . . . . . . . . . .           23,077             (11,551)
                                                                                         ---------           ---------
           Net cash provided by operating activities  . . . . . . . . . . . . . .          221,421             163,547
                                                                                         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . . . . . . .         (127,483)           (369,436)
    Cash provided  by equity investee   . . . . . . . . . . . . . . . . . . . . .           27,350              19,300
    Net cash required by sale of businesses   . . . . . . . . . . . . . . . . . .                                 (798)
                                                                                         ---------           ---------
       Net cash required by investing activities  . . . . . . . . . . . . . . . .         (100,133)           (350,934)
                                                                                         ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . .           46,696             218,406
    Payments to settle long-term debt   . . . . . . . . . . . . . . . . . . . . .           (1,146)             (1,146)
    Net payments under the credit facilities  . . . . . . . . . . . . . . . . . .          (42,000)            (35,503)
    Net (payments)/proceeds on money market lines of credit   . . . . . . . . . .          (89,380)             31,512
    Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (13,131)            (13,155)
    Proceeds from issuance of treasury stock  . . . . . . . . . . . . . . . . . .            1,577               1,035
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . .          (20,087)               (498)
                                                                                         ---------           ---------
       Net cash (required) provided by financing activities   . . . . . . . . . .         (117,471)            200,651
                                                                                         ---------           ---------

    Net increase in cash and cash equivalents   . . . . . . . . . . . . . . . . .            3,817              13,264

    Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . .           11,069               8,389
                                                                                         ---------           ---------

    Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . .        $  14,886           $  21,653
                                                                                         =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)   . . . . . . . . . . . . . . . . . .        $  15,714           $  19,048
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          155,944             136,435

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 1995 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. ("UTPH") and its consolidated subsidiaries (referred to herein individually and collectively as the "Company") at September 30, 1996, and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1996.

NOTE 2 -VOLUNTARY RETIREMENT PROGRAM - During the third quarter of 1996, the Company offered a Voluntary Retirement Program for 77 of its 1,100 employees who met certain criteria and were either nearing retirement eligibility or were already eligible, providing such employees the special one-time opportunity to retire with enhanced benefits. A total of 47 employees elected to participate in the program. Consequently in the third quarter of 1996, the Company accrued a total of approximately $9 million related to the cost of the program.

NOTE 3 -INVENTORY ACCOUNTING CHANGE - Effective January 1, 1996, the Company changed the method of accounting for valuing its petrochemical product inventory from the last-in, first out ("LIFO") method to the first-in, first out ("FIFO") method. The change did not have a material effect on the results of operations for prior periods, nor is it anticipated that it will have a material impact on future periods. The Company believes that use of the FIFO method will result in a better measurement of operating results and better reflects the current value of inventory on the balance sheet.

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

NOTE 5 - HEDGING ACTIVITIES -The Company may enter into hedging contracts and other risk management activities, such as swaps or fixed price contracts, in order to minimize the impact of adverse price fluctuation. Gains or losses on these activities are recognized in sales revenues when the underlying exposed hedged production is sold. During the first nine months of 1996, the Company entered into financial hedging futures contracts to offset a portion of its North Sea crude oil. As of September 30, 1996, the Company had open contracts for 360,000 barrels of oil at an average Brent price of $17.16 per barrel which will be settled at various times from October through December 1996.

NOTE 6 -CONTINGENCIES - The Company and its subsidiaries and related companies are named defendants in a number of lawsuits and named parties in numerous government proceedings arising in the ordinary course of business. While the outcome of contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three and nine month periods ended September 30, 1996 and 1995, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 23, 1996 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                  REPORT ON REVIEW BY INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of September 30, 1996 and the related consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and of cash flows for the nine month periods ended September 30, 1996 and 1995. This financial information is the responsibility of the Company's management.

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

Houston, Texas
October 23, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1995 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Net income for the three months ended September 30, 1996, was $34 million, or $.39 per share, as compared to net income of $12 million, or $.13 per share, reported for the same period in 1995. The current quarter was favorably impacted by higher worldwide oil prices, higher LNG sales prices and volumes and lower exploration expense, partially offset by lower U.K. oil volumes, lower U.S. ethylene margins and the cost of the Voluntary Retirement Program (see footnote 2).

Sales and operating revenues for the three months ended September 30, 1996, were $227 million, $30 million higher than the third quarter of 1995. International revenues totaled $178 million as compared to $149 million for the third quarter of 1995. In the U.K., sales and operating revenues increased by $1 million due to higher oil prices which were largely offset by lower crude oil sales volumes and lower natural gas prices. The lower crude oil sales volumes in the U.K. were due to scheduled down time for maintenance and development activity, the timing of deliveries and the normal decline in Piper field volumes. In Indonesia, sales increased $23 million due to higher LNG
volumes and prices and higher crude oil sales prices.   In Pakistan, sales
were $5 million above 1995 due to higher gas and oil prices.

Average prices received and volumes sold by the Company's major operations during the third quarter of 1996 and 1995, respectively, were as follows:

                                           PRICES                             VOLUMES
                                                                          (000S PER DAY)

                                     1996           1995                1996           1995
                                     ----           ----                ----           ----
Crude oil (barrels):
    U.K.                             $20.11         $15.16                37             47
    Pakistan                          17.32          13.77                 6              6
    Indonesia                         18.63          16.39                 6              5
Indonesian LNG (Mcf)                   3.47           2.92               222            191
Pakistan natural gas (Mcf)             2.36           1.37                41             45
U.K. natural gas (Mcf)                 2.21           2.74                18             18
U.S. ethylene (pounds)                  .23            .25             1,385          1,180

Petrochemical revenues totaled $48 million for the current period, essentially level with 1995, while operating profit was $9 million as compared to $17 million in the prior period. The decreased operating profit was primarily due to lower ethylene sales prices and increased feedstock costs, resulting in an average ethylene margin of 8 cents per pound in 1996 vs. 14 cents per pound in 1995. Partially offsetting the reduced ethylene margins were higher ethylene sales volumes.

Exploration expenses decreased by $13 million due to lower new venture exploratory drilling. Included in product cost and operating expenses for the third quarter of 1996 is $9 million related to the cost of the Voluntary Retirement Program (see footnote 2). The program is expected to result in lower operating expenses in future periods. Third quarter 1996 interest expense is lower than the same period of 1995 due to a reduction in the Company's level of debt. The effective tax rate decreased from the prior year due to reduced new venture exploration expenses, most of which generate no tax benefits.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Net income for the nine months ended September 30, 1996, was $112 million, or $1.28 per share, as compared to net income of $79 million, or $.89 per share,
reported for the same period in 1995.   The current period was favorably
impacted by higher worldwide oil prices, higher sales volumes in the U.K., higher Indonesian LNG sales prices and volumes and lower exploration expenses, partially offset by lower ethylene margins and the cost of the Voluntary Retirement Program (see footnote 2).

Sales and operating revenues for the nine months ended September 30, 1996, were $709 million, up from $637 million in the prior year. International revenues totaled $566 million as compared to $478 million for the first nine months of 1995. In the U.K., sales and operating revenues increased by $43 million due to higher crude oil prices and increased sales volumes, primarily as a result of the July 1995 acquisition of an interest in the Alba field. In Indonesia, sales increased $39 million as compared to 1995 due to higher LNG sales prices
and volumes and higher crude oil prices.   In Pakistan, sales were $6 million
above 1995 due to higher crude oil and gas prices, partially offset by lower gas volumes.

Average prices received and volumes sold by the Company's major operations during the first nine months of 1996 and 1995, respectively, were as follows:

                                              PRICES                            VOLUMES
                                                                             (000S PER DAY)

                                        1996           1995               1996           1995
                                        ----           ----               ----           ----
Crude oil (barrels):
    U.K.                                $18.76         $16.22               41             37
    Pakistan                             16.58          14.41                6              6
    Indonesia                            18.59          17.19                6              6
Indonesian LNG (Mcf)                      3.39           3.06              225            212
Pakistan natural gas (Mcf)                1.64           1.32               42             45
U.K. natural gas (Mcf)                    2.39           2.91               33             29
U.S. ethylene (pounds)                     .21            .27            1,381          1,271

Petrochemical revenues totaled $141 million as compared to $158 million in the first nine months of 1995, while operating profit was $20 million as compared to $55 million in the prior period. The decreased operating profit was primarily due to lower ethylene sales prices and increased feedstock costs, resulting in an average ethylene margin of 6 cents per pound in 1996 vs. 16 cents per pound in 1995.

Exploration expenses decreased by $27 million due to lower new venture exploratory drilling. Depreciation, depletion and amortization expense (DD&A) increased by $16 million due to higher volumes of U.K. crude oil and Indonesian LNG. Included in product cost and operating expenses for 1996 is $9 million related to the cost of the Voluntary Retirement Program (see footnote 2). The program is expected to result in lower operating expenses in future periods.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $221 million in the first nine months of 1996, an increase of $57 million from the same period in the prior year. The increase was primarily the result of improved worldwide oil prices, higher sales volumes in the U.K. and higher Indonesian LNG sales prices and volumes, partially offset by lower ethylene margins.

Capital resources: Capital expenditures for the first nine months of 1996 were $144 million including capitalized interest of $19 million. Capital expenditures for the first nine months of 1995 were $144 million including capitalized interest of $17 million. 1996 includes higher development capital related to the Britannia field in the U.K. North Sea, offset by reduced exploratory drilling in new venture areas.

Financing activities: The Company had two unsecured credit facilities (the "Credit Facilities") at September 30, 1996. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 15, 1997 to a one-year term loan maturing March 15, 1998. At September 30, 1996, no amounts were outstanding under the $100 million revolver. Another Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning June 30, 2000, with a final maturity of March 31, 2001. The $450 million facility allows the Company to borrow up to $300 million in U.S. dollar loans at interest rates determined in a competitive bid process. Loans under the $450 million facility may be made in both pounds sterling and U.S. dollars at the option of the Company. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins subject to increase or decrease in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At September 30, 1996, the Company's adjusted stockholders' equity was approximately $581 million. At September 30, 1996, $90 million was outstanding under the $450 million facility bearing interest at a weighted average rate of 5.7% per annum.

The Company has established short-term, uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's intent to refinance these borrowings for a period exceeding one year and the ability to refinance them on a long-term basis through its Credit Facilities. At September 30, 1996, $58 million was outstanding under these money market lines which bore interest at weighted average rates of 6.3% per annum. As of September 30, 1996, the Company had approximately $400 million of available financing under the Credit Facilities.

The company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), has a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production. At September 30, 1996, 49 million pounds sterling ($77 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 6.8% per annum.

On April 27, 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock and pursuant thereto, the Company had repurchased 1,601,236 shares as of September 30, 1996, including 655,000 shares repurchased in the third quarter of 1996. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. As of September 30, 1996, 1,065,272 shares of common stock were held, at cost, as treasury shares. On October 24, 1996, the Company's Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock.

Financial condition: In the first, second and third quarters of 1996, the Company declared and paid a dividend of approximately $4.4 million on its common stock. On October 17, 1996, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of October 31, 1996, payable on November 15, 1996.

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

The Company may enter into hedging contracts and other risk management activities, such as swaps or fixed price contracts in order to minimize the impact of adverse price fluctuations. Gains or losses on these activities are recognized in sales revenues when the underlying exposed hedged production is sold. During the first nine months of 1996, the Company entered into financial hedging futures contracts to offset a portion of its North Sea crude. During the third quarter of 1996 and the first nine months of 1996, the Company settled crude oil hedging contracts of 414,000 barrels and 1,128,000 barrels at average Brent prices of $17.49 and $17.23 per barrel, respectively. As of September 30, 1996, the Company had open contracts of 360,000 barrels at an average price of $17.16 per barrel which will be settled from October through December 1996.

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

ITEM 5 - OTHER INFORMATION

Western Colville. The Company reports plans to develop the Alpine oil field in the western Colville area on Alaska's North Slope 34 miles west of the Kuparuk River oil field. ARCO Alaska, Inc., the operator ("ARCO Alaska") has a 56% working interest, Anadarko Petroleum has a 22% working interest and Union Texas Petroleum Alaska has a 22% working interest in Alpine. Pending issuance of local, state and federal permits, field construction and development would begin in the winter of 1997 - 1998 with production expected to commence in early 2000. Development of the Alpine field is expected to cost $700 to $800 million gross. In addition, the three companies were the high bidders on five new leases in the Colville area at the State Lease Sale 86A in October 1996.

Petrochemicals. The Company plans to construct a new thirteenth ethylene furnace at its jointly owned olefins plant at Geismar, Louisiana. As part of the construction project, the Company also will upgrade nine of the facility's furnaces. Construction of the new furnace and upgrading of the nine original furnace units are expected to begin in May 1997 and be completed in February 1999. The new furnace is scheduled to commence start-up operations in the fourth quarter of 1997. The additional furnace is expected to increase its annual production capacity by about 26 million gross pounds, or 2%, to approximately 1.275 billion gross pounds. The total cost of the new furnace and upgrading project is estimated to be approximately $27.8 million gross ($11.6 million net to the Company). The Company serves as operator and has a 41.7% interest in the jointly owned Geismar olefins facility.

The foregoing contains forward-looking statements within the meaning of the Securities Litigation Reform Act that involve risks and uncertainties, including price volatility, development, operational and implementation risks, and other factors described from time to time in the Company's publicly available SEC reports, which could cause actual results to differ materially.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

       Exhibit No.     Description
       -----------     -----------

          10.1 First Amendment to Supplemental Non-Qualified Savings Plan for Executive Employees.

          10.2         Second Amendment to the Salaried Employees' Pension Plan.

          15           Independent Accountants' Awareness Letter.

          27 Financial Data Schedule for the nine-month period ended September 30, 1996.

      (b)   Reports on Form 8-K

            The Company filed the following report on Form 8-K since the quarterly period ended June 30, 1996:

            The Company filed a Form 8-K dated August 20, 1996 to attach a press release announcing the Company's second quarter earnings and to announce a Voluntary Retirement Program.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  October 25, 1996               By:    /s/ DONALD M. MCMULLAN
                                         -------------------------------
                                                 Donald M. McMullan
                                           Vice President and Controller
                                             (Chief Accounting Officer
                                           and officer duly authorized to
                                         sign on behalf of the registrant)

                                 EXHIBIT INDEX


       Exhibit No.     Description
       -----------     -----------

          10.1 First Amendment to Supplemental Non-Qualified Savings Plan for Executive Employees.

          10.2         Second Amendment to the Salaried Employees' Pension Plan.

          15           Independent Accountants' Awareness Letter.

          27 Financial Data Schedule for the nine-month period ended September 30, 1996.