Form 10-K
period 1996-12-31
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1997-03-06
CIK 774214

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-9019

                      UNION TEXAS PETROLEUM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0040040
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)
   1330 POST OAK BOULEVARD, HOUSTON, TEXAS                         77056
   (Address of principal executive offices)                      (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (sec. 229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1997, there were 85,753,958 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding, 63,667,148 of which, having an aggregate market value of $1,177,842,238, were held by non-affiliates of the registrant. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the registrant's 1997 Annual Stockholders Meeting are incorporated by reference into Part III of this report.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    3
            Overview..................................................    3
            Segment Data..............................................    5
            Reserves..................................................    6
            Production................................................    7
            Oil and Gas Prices and Production Costs...................    7
            Acreage...................................................    8
            Drilling Activities.......................................    8
            Exploration and Production................................   10
                 U.K. North Sea.......................................   10
                 Indonesia............................................   12
                 Pakistan.............................................   17
                 Alaska...............................................   19
                 Other Activities.....................................   19
            Petrochemicals............................................   21
                 Plant Operations.....................................   21
                 Storage and Transportation...........................   22
            Other Matters.............................................   22
                 Insurance............................................   22
                 Employees............................................   22
            Risk Factors..............................................   22
Item 2.   Properties..................................................   26
Item 3.   Legal Proceedings...........................................   26
Item 4.   Submission of Matters to a Vote of Security Holders.........   26

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   27
Item 6.   Selected Financial Data.....................................   28
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   29
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   60

                                  PART III

Item 10.  Directors and Executive Officers of Registrant..............   61
Item 11.  Executive Compensation......................................   61
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   61
Item 13.  Certain Relationships and Related Transactions..............   62

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   62

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     The Company, the successor to a corporation founded in 1896, is a U.S.-based independent (non-integrated) oil and gas company with worldwide operations. At December 31, 1996, the Company had proved oil and gas reserves of 443 million barrels of oil equivalent. All of the Company's oil and gas producing activities are currently conducted outside of the United States in the United Kingdom (the "U.K.") sector of the North Sea, Indonesia and Pakistan. The Company also operates a U.S.-based petrochemical business.

     The Company's principal current international activities began in the late 1960s with its participation in a joint venture in Indonesia and in two consortia in the U.K. North Sea. In addition, the Company is currently engaged in exploration and production activities in several other countries and a development program of an oil field in Alaska's North Slope. International oil and gas properties accounted for 93% of the Company's total proved reserves as of December 31, 1996. All of the Company's net income attributable to its oil and gas operations in recent periods has been generated by its international operations.

     In 1996, to increase value for all the Company's stockholders, the Company initiated a major organizational restructuring that enables it to pursue new growth opportunities while maximizing production and cash flow from its existing principal oil and gas properties and petrochemical business. The Company has created three regional business units where the senior managers are responsible for developing growth programs and building on the Company's existing assets within their regions. Additionally, four growth teams focus on worldwide exploration activities, enhanced oil recovery projects, acquisitions and evaluations of the Company's portfolio of assets and opportunities. Another element of the Company's strategy includes a new compensation program in 1997 for all employees, which places added emphasis on variable performance-based pay directly tied to the results of the Company in achieving financial and strategic objectives.

     The Company's principal properties in the North Sea are interests in Alba, Piper, Claymore, Saltire, Chanter, Scapa and Iona oil fields, the Sean gas fields and the Britannia gas and condensate field. In 1995, the Company acquired a 15.5% working interest in Block 16/26, which includes the Alba field that came on stream in 1994 and is operated by Chevron U.K. Limited. As of December 31, 1996, the Company had recorded approximately 39 million barrels of oil as proved reserves for the Alba field, of which 23 million barrels of oil are classified as proved undeveloped. In 1994, the Company also acquired a 9.42% unit interest in the Britannia gas field, a portion of which underlies the Alba field. The Britannia field is operated by Britannia Operator Limited, a joint venture between Conoco (U.K.) Limited and Chevron U.K. Limited. As of December 31, 1996, the Company had recorded 52 million barrels of oil equivalent of proved undeveloped reserves for the Britannia field. Production from the Britannia field is expected to begin in late 1998. The Company owns a 20% working interest in the Piper, Claymore, Saltire, Chanter, Scapa and Iona oil fields, which are operated by Elf Exploration UK PLC, and a 25% working interest in the North, South and East Sean gas fields, which are operated by Shell U.K. Limited.

     The Company's Indonesian activities consist primarily of its 37.81% working interest in the East Kalimantan joint venture that produces natural gas and, to a lesser extent, oil and condensate from several fields in Indonesia. The Company holds its interests in this joint venture directly through a wholly owned subsidiary and also indirectly through its 50% interest in Unimar Company ("Unimar"), which is a partnership with a subsidiary of LASMO plc, a U.K. company. Unimar owns ENSTAR Corporation and its subsidiaries, including Virginia Indonesia Company, the operator of the joint venture. The Company's interests in Unimar are reported on its Consolidated Financial Statements as an equity investment (the "Equity Partnership"). See Notes 4 and 16 of Notes to Consolidated Financial Statements for additional information regarding the Equity Partnership.

     Natural gas produced by the East Kalimantan joint venture is converted into liquefied natural gas ("LNG") at facilities owned by Pertamina, the Indonesian national oil company. Currently, LNG is principally sold to two groups of Japanese industrial and utility customers, the national oil company of the

Republic of China, a consortium of buyers organized by Osaka Gas, and Korea Gas Corporation, under long-term contracts originally signed in 1973, 1981, 1987, 1990 and 1991, respectively. In 1995, Pertamina extended its 1973 and 1981 long-term LNG sales contracts and signed agreements for two new long-term LNG sales contracts. To supply the additional quantities of LNG called for primarily by the 1973 contract extension, Pertamina commenced construction in 1995 of a seventh processing train at the Bontang LNG facility and completion is expected in late 1997. Financing of an eighth train is expected to be consummated in March 1997 and construction is expected to begin in 1997 primarily to support the new sales contracts. The Company is also participating in exploration activities of the East Kalimantan joint venture, as well as exploration activities independent of that joint venture in other parts of Indonesia.

     Since 1977, the Company has operated through joint ventures oil and gas exploration, development and production activities in the Badin area in Pakistan. Oil production from the Badin area began in 1982, and gas production began in 1989. The Company has working interests of either 30% or 25.5% in the currently producing fields. In 1995, the Company signed a concession agreement for the Eastern Sindh block in southeastern Pakistan, which covers approximately
1.8 million acres. The Company, as operator, holds a 70% working interest in the concession.

     In 1996, the Company and its co-venturers, ARCO Alaska, Inc. and Anadarko Petroleum Corp., announced plans to develop the Alpine oil field in the Western Colville area on Alaska's North Slope. ARCO is the operator of the field. The Company has a 22% working interest in the Alpine field. As of December 31, 1996, the Company had recorded 32 million barrels of oil as proved undeveloped reserves for the field. Production from the Alpine field is expected to begin in 2000.

     The Company pursues opportunities and participates worldwide in exploration for oil and gas in both new venture areas and the Company's producing areas. Current worldwide activity is in Italy, Tunisia, Alaska and other areas in Latin America, Australia, Africa, China, the Middle East and Central Asia, as well as the U.K., Indonesia and Pakistan.

     In the United States, the Company operates the Geismar olefins plant in which it owns a 41.67% interest. Located near Baton Rouge, Louisiana, the Geismar plant, which currently has a 1.25 billion annual gross pounds capacity (521 million net), processes gas liquids feedstocks to produce ethylene for sale to several petrochemical manufacturers for the production of plastics used in various consumer products. In 1997, the Company will commence construction of a thirteenth furnace and upgrading nine of the plant's existing furnaces with completion expected in early 1999. Start-up of the new furnace is scheduled for late 1997, which is expected to increase annual production capacity to approximately 1.275 billion gross pounds (531 million net) in 1998. The Company is studying opportunities for increasing production in its petrochemical business.

     In January 1997, the Board of Directors of the Company approved a $229 million capital expenditure budget for 1997. Approximately $127 million has been budgeted for oil and gas development projects in the U.K. North Sea, Indonesia, Pakistan and Alaska, including $43 million for the continued development of the Britannia field, $10 million for development activities at the Alba field and $8 million for the initial development of the Alpine field. The Company has also budgeted approximately $68 million for exploration projects in the U.K. North Sea, Indonesia, Pakistan, Italy, Tunisia and Alaska and new venture exploration activities primarily in Latin America, Australia, Africa, China and the Middle East. The Company also has budgeted approximately $32 million for its U.S. petrochemical interests. The costs of potential acquisitions are not included in the capital expenditure budget.

     Unless the context otherwise requires, references herein to the Company are not intended to imply exact corporate relationships and include Union Texas Petroleum Holdings, Inc., its predecessors and its subsidiaries, including their interests in certain joint ventures and partnerships. Union Texas Petroleum Holdings, Inc. was organized under the laws of the State of Delaware in 1982. The address and telephone number of the Company's principal executive offices are 1330 Post Oak Blvd., Houston, Texas 77056, (713) 623-6544. As of February 28, 1997, the Company had approximately 1,100 full-time employees worldwide. For a discussion of risks, uncertainties and assumptions affecting the Company's business, see "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

SEGMENT DATA

     The table below summarizes the Company's revenues, net income and identifiable assets by areas of activity for the past three years(a):

                                                                AS OF OR FOR THE
                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1996      1995      1994
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Exploration and production:
  Sales and operating revenues:
     United Kingdom......................................  $  406    $  323    $  260
     Indonesia...........................................     341       276       278
     Pakistan............................................      66        51        39
     Other International.................................                 1         1
                                                           ------    ------    ------
          Total..........................................  $  813    $  651    $  578
                                                           ======    ======    ======
  Net income (loss):
     United Kingdom......................................      85        46        27
     Indonesia...........................................     121        95        94
     Pakistan............................................      27        14        10
     Other International.................................     (33)      (49)      (25)
     United States (Alaska)..............................      (8)       (6)       (7)
                                                           ------    ------    ------
          Total..........................................  $  192    $  100    $   99
                                                           ======    ======    ======
  Identifiable assets:
     United Kingdom......................................   1,244     1,168       887
     Indonesia...........................................     444       459       473
     Pakistan............................................      60        46        40
     Other International.................................      15         9        11
     United States (Alaska)..............................      23        13         8
                                                           ------    ------    ------
          Total..........................................  $1,786    $1,695    $1,419
                                                           ======    ======    ======
Petrochemicals:
  Sales and operating revenues...........................  $  193    $  200    $  169
  Net income (b).........................................      15        38        15
  Identifiable assets....................................     116       111       108

---------------

(a) Net income (loss) and identifiable assets do not give effect to general and administrative items.
    See Note 12 of Notes to Consolidated Financial Statements for additional data.

(b) Includes assumed U.S. taxes at regular statutory tax rates. The Company, however, was subject to the U.S. corporate alternative minimum tax during the periods indicated.

     As reflected in the preceding table, a significant portion of the Company's income was generated from its overseas operations, particularly its participation in the producing fields in the East Kalimantan area of Indonesia and in the U.K. North Sea. All of the Company's oil and gas and petrochemical activities are subject to a variety of risks. See "-- Risk Factors" and Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESERVES

     The following table sets forth information regarding the Company's estimates of its proved net reserves as of December 31, 1996. The Company's estimates of reserves filed with federal agencies, including the Securities and Exchange Commission, agree with the information set forth below. See "-- Risk Factors," Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 16 of Notes to Consolidated Financial Statements.

                                  OIL (MBBLS)(A)(B)                      GAS (MMCF)(B)
                          ---------------------------------   -----------------------------------
                          DEVELOPED   UNDEVELOPED    TOTAL    DEVELOPED   UNDEVELOPED     TOTAL
                          ---------   -----------   -------   ---------   -----------   ---------
United Kingdom..........   51,265       39,249       90,514    126,963      236,509       363,472
Indonesia(c)............   12,071        4,878       16,949    718,721      128,023       846,744
Pakistan................    4,839        1,907        6,746     57,019       63,008       120,027
Alaska..................                32,005       32,005
                           ------       ------      -------   ---------     -------     ---------
  Total.................   68,175       78,039      146,214    902,703      427,540     1,330,243
                           ------       ------      -------   ---------     -------     ---------
Equity Partnership:
Indonesia (c)...........    4,944        2,042        6,986    297,841       53,665       351,506
                           ------       ------      -------   ---------     -------     ---------
  Total.................   73,119       80,081      153,200   1,200,544     481,205     1,681,749
                           ======       ======      =======   =========     =======     =========

                            OIL EQUIVALENTS (MBOE)(A)(B)
                          ---------------------------------
                          DEVELOPED   UNDEVELOPED    TOTAL
                          ---------   -----------   -------
United Kingdom..........    73,155       80,027     153,182
Indonesia(c)............   135,988       26,951     162,939
Pakistan................    14,670       12,770      27,440
Alaska..................                 32,005      32,005
                           -------      -------     -------
  Total.................   223,813      151,753     375,566
                           -------      -------     -------
Equity Partnership:
Indonesia (c)...........    56,296       11,295      67,591
                           -------      -------     -------
  Total.................   280,109      163,048     443,157
                           =======      =======     =======

---------------

(a) For the purpose of calculating reserves, oil includes condensate, and for the U.K., oil also includes natural gas liquids.

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

(c) Information regarding Indonesian reserves relates to the Company's net interest in a production sharing contract between the Indonesian joint venture and Pertamina. The joint venture has no ownership interest in the reserves but does have the right to share revenues and production and is entitled to recover most field and other operating costs and capital depreciation. The reserve estimates, which are based on year-end prices, are subject to revision as product prices and costs fluctuate due to the cost recovery feature under the production sharing contract. The impact on reserves is inversely related to price changes and directly related to changes in field operating and capital costs. In addition, reserve estimates are subject to revision due to the effect that price fluctuations generally have on estimates of recoverable reserves. Debt relating to the LNG processing facilities owned by Pertamina is contractually required to be serviced from proceeds of LNG sales prior to the distribution of such proceeds primarily to the members of the joint venture, Pertamina and the other production sharing contractors. The debt obligation is not the obligation of the joint venture. Debt service relating to such facilities is accounted for in the Company's reserve estimates as a cost of production and operation. Such debt service is deducted in estimating future net revenues to be distributed among Pertamina and the production sharing contractors, including the joint venture and the Company's interest therein. See "Exploration and Production -- Indonesia" below and Note 16 of Notes to Consolidated Financial Statements.

PRODUCTION

     The following table sets forth the Company's average daily production of oil, natural gas liquids and gas during 1996, 1995 and 1994:

                                        UNITED                              EQUITY PARTNERSHIP
                                        KINGDOM    INDONESIA    PAKISTAN        INDONESIA
                                        -------    ---------    --------    ------------------
Oil (MBbls per day):
  1996................................    43            6           6                2
  1995................................    40            6           5                2
  1994................................    35            6           5                2
Natural gas liquids (MBbls per day):
  1996................................     2            2
  1995................................     2            1
  1994................................     2            1
Gas (MMcf per day):
  1996................................    46          258(a)       41               85(a)
  1995................................    34          251(a)       45               83(a)
  1994................................    24          266(a)       43               88(a)

---------------

(a) Includes gas consumed in the operation of the Indonesian LNG plant.

OIL AND GAS PRICES AND PRODUCTION COSTS

     The Company's average sales prices and production costs of oil, natural gas liquids and gas for 1996, 1995 and 1994 were as follows:

                                        UNITED                              EQUITY PARTNERSHIP
                                        KINGDOM    INDONESIA    PAKISTAN        INDONESIA
                                        -------    ---------    --------    ------------------
Average sales prices:
Per Bbl of oil
  1996................................  $19.60      $19.49       $17.75           $19.49
  1995................................   16.14       17.14        14.24            17.14
  1994................................   14.99       15.78        13.43            15.78
Per Bbl of natural gas liquids
  1996................................   14.47       18.04
  1995................................   10.92       18.11
  1994................................    9.46       17.56
Per Mcf of gas
  1996................................    2.83        3.34(a)      1.61             3.34(a)
  1995................................    2.78        2.90(a)      1.32             2.90(a)
  1994................................    2.57        2.72(a)      1.07             2.72(a)
Average production costs per boe(b):
  1996................................    4.31        3.22(c)      2.39             3.05(c)
  1995................................    5.05        3.02(c)      3.55             2.72(c)
  1994................................    5.56        3.06(c)      2.80             2.83(c)

---------------

(a) Includes natural gas sold to fertilizer plants and a refinery. The average sales price for LNG for 1996, 1995 and 1994 was $3.52, $3.03 and $2.85 per Mcf, respectively.

(b) Primarily includes expenditures for operating expenses.

(c) Includes plant processing costs and debt service on the Indonesian LNG processing facilities.

ACREAGE

     The following table summarizes the Company's developed and undeveloped acreage at December 31, 1996, by geographic area. As used herein and in "Drilling Activities" below, the term "gross" refers to acres or wells in which the Company owns a working interest, and the term "net" refers to gross acres or wells multiplied by the percentage of the working interest owned by the Company.

                                                       DEVELOPED ACRES   UNDEVELOPED ACRES
                                                       ---------------   -----------------
                        AREA                           GROSS      NET     GROSS      NET
                        ----                           ------     ----   -------    ------
                                                             (NUMBERS IN THOUSANDS)
United States (Alaska)...............................                        405       157
United Kingdom.......................................    148       20        823       140
Indonesia............................................     97       25      5,598     2,297
Pakistan.............................................     31        9      3,697     1,744
Other International..................................                      9,632     4,676
                                                         ---       --     ------     -----
          Total......................................    276       54     20,155     9,014
                                                         ===       ==     ======     =====
Equity Partnership:
  Indonesia..........................................     97(a)    11      1,046(a)    121
                                                         ===       ==     ======     =====

---------------

(a) The Company also has a direct interest in such gross developed and undeveloped acreage, which is included above in the Company's gross acreage for Indonesia.

DRILLING ACTIVITIES

     At December 31, 1996, the Company's total gross and net productive oil and gas wells, including multiple completions, by geographic area, were as shown in the table below. The gross number of oil and gas wells with multiple completions was 248.

                                                           OIL WELLS       GAS WELLS
                                                         -------------   --------------
                         AREA                            GROSS    NET    GROSS    NET
                         ----                            -----   -----   -----   ------
United Kingdom.........................................    70    13.33     29      4.60
Indonesia..............................................    74    18.60    390     94.81
Pakistan...............................................    44    13.07     44     12.75
Other International....................................
                                                          ---    -----    ---    ------
          Total........................................   188    45.00    463    112.16
                                                          ===    =====    ===    ======
Equity Partnership:
  Indonesia............................................    74(a)  8.19    390(a)  41.76
                                                          ===    =====    ===    ======

---------------

(a) The Company also has a direct interest in such wells, which is included above in the Company's gross wells for Indonesia.

     The net productive and dry exploratory wells drilled during 1996, 1995 and 1994, by geographic area, were as follows:

                                                          EXPLORATORY WELLS
                                               ----------------------------------------
                                                   PRODUCTIVE               DRY
                                               -------------------   ------------------
                    AREA                       1996    1995   1994   1996   1995   1994
                    ----                       ----    ----   ----   ----   ----   ----
United States (Alaska).......................  1.41(a)                .22           .56
United Kingdom...............................                 .25     .16    .73    .20
Indonesia....................................                         .44    .33    .26
Pakistan.....................................   .56    1.42   .56    1.12   1.63   1.11
Other International..........................                               1.90    .75
                                               ----    ----   ---    ----   ----   ----
          Total..............................  1.97    1.42   .81    1.94   4.59   2.88
                                               ====    ====   ===    ====   ====   ====
Equity Partnership:
  Indonesia..................................                                       .11
                                                                                   ====

---------------

(a) Includes net interest in four wells drilled prior to 1996, which were in suspense pending determination of commerciality.

     The net productive and dry development wells drilled during 1996, 1995 and 1994, by geographic area, were as follows:

                                                          DEVELOPMENT WELLS
                                               ----------------------------------------
                                                   PRODUCTIVE               DRY
                                               -------------------   ------------------
                    AREA                       1996    1995   1994   1996   1995   1994
                    ----                       ----    ----   ----   ----   ----   ----
United Kingdom...............................   .87    1.36   1.20    .20   .20
Indonesia....................................  1.95    3.90   5.59
Pakistan.....................................  1.16     .86    .60    .86   .26    .60
                                               ----    ----   ----   ----   ---    ---
          Total..............................  3.98    6.12   7.39   1.06   .46    .60
                                               ====    ====   ====   ====   ===    ===
Equity Partnership:
  Indonesia..................................   .86    1.72   2.47
                                               ====    ====   ====

     At December 31, 1996, wells in progress were as follows:

                                                           EXPLORATORY     DEVELOPMENT
                                                           ------------   -------------
                          AREA                             GROSS   NET    GROSS    NET
                          ----                             -----   ----   -----    ----
United States (Alaska)...................................    1      .22
United Kingdom...........................................                  20      2.16
Indonesia................................................                   5      1.22
Pakistan.................................................    3      .77
Other International......................................    1      .20
                                                             --    ----    --      ----
          Total..........................................    5     1.19    25      3.38
                                                             ==    ====    ==      ====
Equity Partnership:
  Indonesia..............................................                   5(a)    .53
                                                                           ==      ====

---------------

(a) The Company also has a direct interest in such wells, which is included above in the Company's gross wells for Indonesia.

     At December 31, 1996, there were pressure maintenance programs in the U.K. North Sea and in Pakistan.

EXPLORATION AND PRODUCTION

  U.K. NORTH SEA

     The Company's principal U.K. North Sea properties include interests in the Alba, Piper, Claymore, Saltire, Chanter, Scapa and Iona oil fields, the Sean gas fields and the Britannia gas and condensate field. The Company also owns a 20% interest in the Flotta terminal and pipeline system located in the Orkney Islands of northern Scotland, which currently processes approximately 10% of the U.K.'s oil production.

     Alba Field. In July 1995, the Company acquired a 15.5% working and revenue interest in the central U.K. North Sea's Block 16/26, which includes the Alba oil field, for $270 million. The Alba field has been developed using a fixed platform located in the northern part of the field from which oil is pumped to a permanently moored floating storage unit three miles away. A dedicated shuttle tanker transports oil to refineries in the U.K. and continental Europe. At year-end, proved reserves (net) for the Alba field were 39 MMBbls of oil, of which 23 MMBbls are classified as proved undeveloped. The Company anticipates recording additional proved reserves based on the field's production history and future development activity. The Alba field, which commenced production in January 1994, is expected to produce for over 20 years with production to reach peak levels in 1997 and 1998. Average daily production (net to the Company) for 1996 was 11 MBbls of oil. During 1996, Alba's production capacity was expanded to handle over 100,000 gross barrels of oil a day. Chevron U.K. Limited operates the field. Production from the Alba field is subject to U.K. corporation tax and the U.K. Petroleum Revenue Tax ("PRT"), but is not subject to U.K. royalty.

     Britannia Field. In 1994, the Company acquired a 9.42% unit interest in the undeveloped Britannia natural gas and condensate field, a portion of which underlies the Alba field, in the U.K. North Sea for $159 million. The Company's total share of development costs for its interest in the Britannia field is estimated to be less than $200 million, at current exchange rates, over a five-year period from 1994 to 1998. As of December 31, 1996, the Company has spent $91 million, of which $56 million was spent in 1996, for drilling activities and initial platform fabrication and facilities work and expects to spend approximately $43 million in 1997. The Britannia field is operated by Britannia Operator Limited, a joint venture between Conoco (U.K.) Limited and Chevron U.K. Limited. Production from Britannia is expected to begin in late 1998 with a production life of approximately 30 years. Long-term agreements have been reached to sell a substantial portion of the gas production in the U.K. market to: Kinetica Limited, Mobil Gas Marketing (U.K.) Limited, National Power plc and Total Gas Marketing Limited. The gas production will be processed at the SAGE terminal in St. Fergus in northeastern Scotland, which will be expanded by the SAGE owners to accommodate the Britannia production. A pipeline will be constructed by the Britannia owners to transport the production from Britannia to the SAGE terminal. Also, a condensate line from Britannia to the Forties field is scheduled for completion in 1997. As of December 31, 1996, proved undeveloped reserves (net) for the Britannia field were 52 MMboe, which included 7 MMboe of reserve additions as a result of successful development drilling in 1996. The Company anticipates recording additional proved reserves based on the field's development results and future production history. Production from the Britannia field will be subject to the U.K. corporation tax, but will not be subject to U.K. royalty or PRT.

     Piper and Claymore Fields. In 1971, the Company joined a consortium of companies, of which Elf Exploration UK PLC is now the operator, to explore for oil and gas in certain areas of the North Sea. The Company has a 20% working interest (17.5% revenue interest after government royalty) in the Piper and Claymore fields discovered in 1972 and 1974, respectively. Production from Piper and Claymore originally began in late 1976 and late 1977, respectively. After being shut down in July 1988, Claymore recommenced in 1989, and Piper recommenced in 1993 from a new fixed platform ("Piper B"). Oil production from the fields is transferred 135 miles via the joint venture's pipeline to the Flotta terminal. The proved reserves (net) as of December 31, 1996, contained in the Piper and Claymore fields were 13 MMboe and 16 MMboe, respectively. Average daily production of oil and liquids (net to the Company) for 1996 from the Piper and Claymore fields was 12 MBbls and 7 MBbls, respectively. Saltire, Chanter and Iona are satellite fields to Piper, and Scapa is a satellite field to Chanter.

     Saltire Field. The Company has a 20% working and revenue interest in the Saltire field, which was discovered by the joint venture in 1988. The field was developed using a fixed platform connected subsea to the Piper B platform. The Saltire platform was completed and production began in May 1993. Average daily production (net to the Company) for 1996 was 9 MBbls of oil and liquids. Proved reserves (net) at December 31, 1996, for Saltire were 6 MMboe.

     Chanter Field. The Company has a 20% working and revenue interest in the Chanter field, which is comprised of two reservoirs, one oil and the other natural gas and condensate. Production from the Chanter field began in May 1993. The Chanter field was developed as a subsea satellite to the Piper B platform. Average daily production (net to the Company) for 1996 was 401 Bbls of oil and liquids. The proved reserves (net) at December 31, 1996, for Chanter were 2 MMboe.

     Iona Field. The Company has a 20% working and revenue interest in the Iona field, which is a small edge oil field discovered in 1984. Following development of the Saltire field and advances in extended reach drilling, the field is being developed by drilling deviated wells from the Saltire platform. Government approval of the development plan was received in October 1996. The first well commenced production in late January 1997. Production will be from three separate reservoirs. It is anticipated that the production data from testing of the first well will lead to a staged development of other nearby fault blocks that are known to contain oil within the Iona field boundary.

     Scapa Field. The Scapa field, in which the Company has a 20% working and revenue interest, was discovered in 1975 and is produced using a subsea production facility tied to the Claymore platform. Average daily production (net to the Company) for 1996 was 4 MBbls of oil and liquids. Proved reserves (net) at December 31, 1996, for the Scapa field were 4 MMboe.

     The Piper and Claymore fields are currently subject to PRT at a 50% statutory rate, which is based on the net value of oil and gas produced from each field and on pipeline tariffs. The U.K. tax structure has encouraged development of fields in the North Sea by exempting all or part of their production from PRT. These fields, such as the Saltire, Chanter and Scapa fields, are referred to as edge oil fields because they generally have separate field designations, incur little or no PRT, have no government royalty interest burden and are developed as satellites from an existing platform. It is anticipated that only small amounts of PRT, if any, will be paid on the production from these fields. All production from any field receiving development consent after March 16, 1993, such as the Britannia and Iona fields, is exempt from PRT. Production exempted from PRT provides a greater contribution to cash flow on a per-barrel basis. All production is subject to the U.K. corporation tax, which is at the current rate of 33% (27.5% effective rate after benefits provided by the U.K./U.S. tax treaty). Under current U.S. tax law, the PRT and U.K. corporation tax may be credited against U.S. taxes.

     Sean Fields. The Company has a 25% working interest (24.375% revenue interest after overriding royalty) in the North, South and East Sean gas fields located in the southern portion of the U.K. North Sea and operated by Shell U.K. Limited. The proved reserves (net) as of December 31, 1996, contained in the fields were 21 MMboe.

     The Sean platforms, which currently serve the North, South and East Sean fields, made their first deliveries in December 1986. Under the terms of a long-term gas sales contract with British Gas Trading Limited ("BGT"), an assignee of British Gas plc ("BG"), the Company will deliver, during each winter contract period, an average minimum of 3.1 Bcf (net to the Company) from the North and South Sean fields, up to the maximum field contractual reserve of 425 Bcf (104 Bcf net to the Company). This peak-shaving gas sales agreement also provides that currently proved gas reserves from the North and South Sean fields are dedicated to the buyer. The price under the gas sales agreement is based upon the volume of gas taken and various U.K. price indices. The average price for 1996 was $3.51 per Mcf. During the fall and winter months, the Company also earns a capacity charge, which is independent of production levels, to ensure field deliverability of 600 MMcf (gross) per day. The capacity charge for 1996 totaled $36 million (net to the Company), and the revenue for the volume of gas taken on 56 days of production was $29 million (net to the Company). Production from the North and South Sean fields is subject to U.K. corporation tax and PRT, but is not subject to U.K. royalty.

     Discovered in 1994, the East Sean field is separated from the producing reservoirs of the North and South Sean fields, and as a result, production from the East Sean field is not dedicated to the peak-shaving contract with BGT. During 1996, the Company's share of gas from the East Sean field was sold, on the U.K.'s short term gas market, to a number of companies. Average daily production (net to the Company) for 1996 was 12.3 MMcf per day. Production from the East Sean Field is subject to U.K. corporation tax but is not subject to U.K. royalty or PRT.

     Customers. For 1996, the Company's U.K. operations had crude oil sales at prevailing market prices to Elf Trading, a major international oil and gas company, equal to 12% of the Company's total sales and operating revenues. Because of the market for Northwest European crude oil, the Company believes that the loss of this customer would not have a material adverse effect on the Company. See Note 11 of Notes to Consolidated Financial Statements. The Company has not been involved in any negotiations with BG in relation to BG's publicly declared strategy to renegotiate its gas purchase agreements with producers in the U.K. As part of its corporate reorganization, BG transferred its gas supply business into a new public subsidiary company named Centrica plc ("Centrica"), which has resulted in the Company's North and South Sean fields and Piper area gas purchase agreements being assigned to BGT, a subsidiary of Centrica. The Company cannot predict what effect, if any, such actions will have on the Company.

     Other Information. Production from the Company's interest in the U.K. fields totaled 19 MMboe during 1996, an increase of 10% from 1995. In 1997, the Company expects to maintain this 1996 production level. Payment to the Company with respect to oil production from the Alba, Piper, Claymore, Saltire, Chanter, Iona and Scapa fields is made in U.S. dollars, and payments for gas production, including under the Sean gas sales agreements, are made in pounds sterling. There are no significant restrictions on the repatriation of funds from the Company's U.K. subsidiary to the U.S. Dividends paid to the Company by its U.K. subsidiary are subject to a 25% U.K. advance corporation tax. Approximately 27.5% of this tax (or approximately 6.9% of the dividend paid) is available for immediate refunding to the Company by the U.K. government. All of this tax (including the refunded portion) may be credited against the U.K. corporation tax paid by the Company's U.K. subsidiary.

     In 1996, the Company completed an asset swap in the U.K. North Sea resulting in a 20% working interest in Block 15/12b, which covers 19,570 acres and lies immediately north of Block 15/17 containing the Piper field. One of the identified prospects may be considered an edge oil accumulation. The operator, a subsidiary of Texaco Inc., has budgeted an exploration well in Block 15/12b for the fourth quarter of 1997. Also, the Company has an average 23% working interest in Block 21/2 and will participate in an exploration well during the first half of 1997.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  INDONESIA

     The Company is engaged in oil and gas exploration, development and production in Indonesia, primarily through a joint venture group it joined in 1969. Under a production sharing contract with Pertamina, the Indonesian national oil company, which currently covers approximately 1.1 million acres, the joint venture produces gas and, to a lesser extent, oil and condensate, in the Sanga Sanga block in the East Kalimantan area. Substantially all of the natural gas produced by the joint venture is supplied, pursuant to long-term contracts with Pertamina, to a liquefaction plant owned by Pertamina at Bontang Bay, approximately 35 miles from the production areas. At the Bontang plant, gas is converted into LNG in parallel processing units ("trains") by reducing the temperature of the gas to approximately minus 161 degrees Celsius. The Bontang plant currently has six trains in operation, and construction of the seventh train by Pertamina is scheduled for completion in late 1997. The financing of an eighth train is expected to be consummated in March 1997 and construction is expected to begin in 1997. After conversion, the LNG is pumped into specially designed tankers (owned by third parties) and transported to purchasers in the Pacific Rim, where it is returned to its original gaseous form and used for fuel by electric utilities and industry. The Bontang plant also processes LPG.

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

     The production sharing contract originally expired in 1998, but in 1990, Pertamina and the joint venture amended the production sharing contract and extended the joint venture's right to explore, develop and produce oil and gas in the contract area until 2018 through a second production sharing contract, containing terms and conditions generally similar to the amended production sharing contract. References herein to the production sharing contract mean the production sharing contract in effect for the applicable time period. The production sharing contract entitles the joint venture participants to recover most field and other operating costs, as well as capital depreciation, and to receive, net of Indonesian taxes, 35% of the remaining gas production until August 1998, and 25% or 30%, depending upon the applicable sales contract, with some exceptions, of such production for the remaining term of the contract. The production sharing contract also entitles the joint venture participants to take their respective shares of oil and condensate production in kind, and after recovering operating expenses and capital depreciation, to retain 15% of the proceeds from sales of such production, net of Indonesian taxes. Proceeds from the sale of oil and condensate (except for that sold pursuant to the joint venture's domestic market obligation discussed below) are currently based on official Indonesian crude oil prices and reflect world market prices.

     The Company owns a 37.81% working interest in the joint venture (26.25% directly and 11.56% through subsidiaries of Unimar, the Equity Partnership). The Company's 11.56% indirect interest is subject to the right of holders of Unimar's Indonesian Participating Units ("IPUs") to receive a percentage of certain cash flow resulting from Unimar's interest in the joint venture until September 25, 1999, at which time the IPUs will expire with no residual value to the holder. In 1996, approximately one-fourth of the Company's interest in such cash flow of Unimar was burdened by such payment obligation. Virginia Indonesia Company, a participant in the joint venture and a subsidiary of Unimar, acts as operator of the joint venture. The vote of participants holding 66 2/3% of the total joint venture ownership interest is generally required for approval of significant matters pertaining to the joint venture.

     At December 31, 1996, proved reserves (net) attributable to the Company's total interest in the joint venture were approximately 1.2 Tcf of gas and 24 MMBbls of oil and condensate. For a discussion of factors that impact Indonesian reserve estimates, see "Reserves" above and Note 16 of Notes to Consolidated Financial Statements. Substantially all of the joint venture's natural gas production and reserves are committed to several long-term supply agreements with Pertamina, which obligate the joint venture to supply certain minimum quantities of natural gas. The Company believes that there are adequate reserves in the joint venture's production sharing contract area to supply natural gas under the joint venture's contractual commitments outstanding as of December 31, 1996. Pertamina continues to make progress in marketing additional LNG volumes. The percentage of the natural gas supplied by the joint venture in support of future LNG or LPG sales contracts, or renewals or extensions of existing long-term sales contracts, is dependent primarily upon the uncommitted reserves of natural gas that the joint venture has in its production sharing contract area at the time that Pertamina establishes the allocation of the natural gas supply for such sales contracts among the various contractor groups in the East Kalimantan area, which participation percent has decreased. See "Sales Contracts" below.

     In 1996 and 1995, 8 and 16 successful development wells, respectively, were drilled in fields in East Kalimantan. During 1997, the Company expects to spend approximately $33 million on development projects. In addition, the joint venture plans to continue exploration efforts in 1997 by seismic data acquisition and exploratory drilling. The joint venture also continues to evaluate the East Kalimantan area to identify additional oil and gas prospects. All of these expenditures will be cost recoverable pursuant to the production sharing contract.

     The joint venture participants are required collectively to sell approximately 8.5% of the total oil and condensate production from most existing fields in the contract area at $0.20 per barrel for domestic Indonesian consumption. The domestic market obligation is suspended, however, for the first 60 months of production from new fields in the contract area, after which the price will be 10% of the realized Indonesian export price. These obligations are factored into the Company's net reserves estimates. Each participant's remaining oil and condensate production is generally sold in world oil markets. In addition to the oil and condensate sold for domestic use, the joint venture supplies gas for domestic consumption, and the amount supplied for such purposes may increase or decrease in the future. Profits from gas supplied for domestic consumption, which was sold at an average price of $1.08 per Mcf in 1996, are less than from gas supplied for LNG. Gas supplied for domestic consumption constituted less than 7% of the joint venture's gas production during 1996.

     Bontang Plant. At the Bontang plant, natural gas supplied by the joint venture and other production sharing contractors is converted to LNG, and shipped in LNG tankers ("cargoes"). These specially designed tankers vary in size, and the term "cargo" as used herein means 125,000 cubic meters of LNG. During 1993, the completion of the debottlenecking project on the first four trains and the completion of the sixth train increased the production capacity of the Bontang plant, which currently has limited unused processing capacity. See "Sales Contracts" below for more information. The amount of revenue that the Company receives as a result of the production of natural gas in support of the sale of LNG by Pertamina is dependent upon the number of cargoes shipped each year, the Company's ultimate participation in each cargo, the price the buyers must pay for the LNG purchased and the costs to be deducted from the proceeds of sales of LNG.

     The Bontang plant is owned by Pertamina and operated on a cost-reimbursement basis by a corporation owned in part by the joint venture. The financing of the original two trains was repaid in 1990, and the financing for the second two trains was repaid in 1993. Financing for construction of the fifth train at the Bontang plant was provided principally from Japanese sources through a funding arrangement under which debt service is paid to the lenders by the Trustee (as defined below) from the proceeds of LNG sales, primarily under the contract signed in 1987 with Chinese Petroleum Corporation ("CPC"), the national oil company of the Republic of China (Taiwan). Final repayment is scheduled in 2000. In 1991, Pertamina arranged $750 million under a similar financing arrangement for the construction of the sixth train and associated facilities at the Bontang plant. Construction began in 1991 and was completed in late 1993 at a cost of approximately $700 million. Repayment began in 1994 from proceeds of the Osaka contract (as defined below), and final repayment is scheduled in 2004. In July 1995, a $969.5 million financing was completed for the seventh train, third dock, LPG expansion and other support facilities. The financing was provided from Japanese sources through arrangements similar to those used to finance the Bontang plant's fifth and sixth trains. Repayment is scheduled to begin in 1998 principally from the proceeds of the short-term LNG sales contracts with CPC and Korea Gas Corporation ("KGC") and starting in 2000, from the proceeds of the extension of the 1973 contract. The construction of the seventh train began in 1995 and is scheduled for completion in late 1997. In March 1997, the $1,127 million financing of the eighth train to support the new sales contracts discussed below is expected to be consummated and construction is expected to begin in 1997. Financing of the fifth, sixth, seventh trains are, and the eighth train will be, nonrecourse to both Pertamina and the joint venture.

     Sales Contracts. The joint venture currently has gas supply agreements with Pertamina that support the long-term and short-term LNG sales contracts and obligate the joint venture to provide certain quantities of natural gas for fulfillment of Pertamina's obligations pursuant to the LNG sales contracts. The supply agreements terminate concurrently with the expirations of their respective LNG sales contracts. The Company's right to receive revenues from the sale of LNG and LPG under existing contracts as well as any future new contracts or extensions or renewals of existing contracts is affected by the allocation of the gas supply obligation in support of Pertamina's sales contracts among the joint venture and the other production sharing contractors supplying gas to the Bontang plant, which allocations vary among the sales contracts. This allocation is set by Pertamina and is primarily based upon uncommitted reserves of natural gas available at the time Pertamina makes the allocation. The allocation to the Company's joint venture in such contracts has declined over time since the initial 1973 sales contract allocation at 97.9%, when the joint venture was virtually the only supplier to the Bontang plant, to the present when there are two other major production sharing contractors supplying gas to the Bontang plant and sharing in the allocation of volumes. In 1996 and 1995, 106 Bcf and 99 Bcf, respectively, net to the Company, were delivered to Pertamina under these supply agreements. Production for the joint venture in Indonesia has peaked. The joint venture's share, which also includes the Company's net interest, in LNG volumes from the Bontang plant is expected to decline in 1997 by approximately 15% as compared to 1996 primarily due to a reduction in deliveries under the initial 1973 contract in which the joint venture has a high allocation interest. The effect of such lower gas supplies will not have as significant an impact on the Company's total annual cash flow. A further decline in the joint venture's participation percentage in LNG volumes is expected in 1998. See the table below for more information.

     LNG is currently sold by Pertamina to two groups of Japanese industrial and utility customers and to CPC under long-term contracts signed in 1973, 1981 and 1987, respectively. Additionally, sales of LNG began in November 1994 under a long-term contract signed in 1990 with a consortium of buyers organized by Osaka Gas, a Japanese utility (the "Osaka contract"). LNG is also sold by Pertamina under additional long-term contracts with KGC signed in 1983 and 1991 (the "Korean Carryover" and "Korea II" contracts, respectively) and under the long-term Mid-Cities Gas Companies ("MCGC") contract signed in 1992. Some of the added capacity from the expansion of the LNG facilities during 1993 is also used to supply LNG sold under short-term contracts to Japanese, Korean and Taiwanese buyers. The sales price under the LNG sales contracts is tied to an average of prices for exported Indonesian crude oil.

     In 1995, Pertamina finalized agreements to extend the LNG contracts originally signed in 1973 and 1981 until 2010 and 2011, respectively. Pertamina also signed agreements for two new long-term LNG sales contracts with CPC (Badak
VI) and KGC (Badak V), which provide for LNG sales from 1998 until 2017. To support the supply of the additional quantities of LNG required primarily by the 1973 extended contract, Pertamina is currently constructing the seventh train with completion scheduled in late 1997. Following consummation of the financing expected in March 1997, construction of an eighth train is expected to begin in 1997, primarily to support the supply of quantities of LNG required by the new CPC and KGC long-term contracts.

     The 1973 and 1981 contracts (including extensions thereof) and the CPC, CPC (Badak VI), Osaka, Korean Carryover, Korea II, KGC (Badak V) and MCGC contracts (collectively, the "long-term contracts") contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities even if not taken. Prior to any extensions, the initial term of each long-term contract is approximately 20 years. The other contracts described in the table below are short-term contracts and generally have a term of ten years or less. Of the remaining LNG sales volumes to be delivered after December 31, 1996, under all of the contracts described in the table below, the long-term contracts and the short-term contracts represent approximately 97% and 3%, respectively, of such deliveries.

     The following table sets forth information regarding the Bontang LNG plant's share of LNG sales contracts at December 31, 1996:

                                                                                       JOINT
                                                                                     VENTURE'S
                                                                                     SHARE OF
                                                         REMAINING                   REMAINING
                                                            LNG                         LNG
                                                           SALES     JOINT VENTURE     SALES
                                             CONTRACT     VOLUMES    PARTICIPATION    VOLUMES
                                               TERM       (TBTU)        %(A)(B)      (TBTU)(C)
                                             ---------   ---------   -------------   ---------
LONG-TERM:
  1973.....................................  1977-1999       535       97.9/27.2           207
  1973 Extension...........................  2000-2010     4,800             (d)           (d)
  1981.....................................  1983-2003     1,176       66.4/29.6           741
  1981 Extension...........................  2003-2008       939            16.5           155
  1981 Extension...........................  2008-2011       564             (e)           (e)
  CPC......................................  1990-2009     1,166            29.6           345
  CPC (Badak VI)...........................  1998-2017     1,722       21.6/16.5           287
  Osaka (Badak IV).........................  1994-2013     1,985            27.2           540
  Korean Carryover.........................  1986-2006       145            50.0            72
  Korea II.................................  1994-2014       844            27.2           230
  KGC (Badak V)............................  1998-2017     1,040       21.6/16.5           177
  MCGC.....................................  1996-2015       349            27.2            95
SHORT-TERM:
  Toho.....................................  1988-2000        20       29.6/27.2             6
  KGC MOA..................................  1995-1999       202            21.6            44
  CPC MOA..................................  1998-1999        46            21.6            10
  KGC MOA..................................  1996-1999       194            21.6            42
  MOA (Aquarius)...........................  1997-1999        43            21.6             9

---------------

(a) The joint venture's participation percentage is set by Pertamina based upon uncommitted reserves of the various production sharing contractors supplying gas to the Bontang plant. The participation percentages determined by Pertamina apply to new contracts, or amendments or extensions of contracts, entered into during certain time periods. During 1996, Pertamina set the joint venture's participation percentage at 16.5%, based upon the joint venture's uncommitted natural gas reserves certified as of April 30, 1995, for the first five and a half years of the 1981 extension, 2000-2017 period of the CPC (Badak VI) and the KGC (Badak V) long-term contracts, which percentage was lower than the 21.6% set in 1995 based upon such reserves as of May 31, 1994. For other future sales contracts, including the remaining term of the 1981 extension and the final year of the 1973 extension, the Company cannot predict the participation percentage of the joint venture in such contracts, although absent the discovery of significant additional gas reserves in the joint venture's contract area, the participation percentage is expected to be less than 16.5%.

(b) Those contracts that show two joint venture participation percentages have been amended or extended to provide for additional deliveries. The second percentage indicates the portion of gas to be supplied under the amendment or extension of such contract by the joint venture. The joint venture has a 97.9% and 27.2% interest in 87 and 448 remaining TBtus, respectively, of the total 535 TBtus remaining to be sold under the 1973 contract; a 66.4% and 29.6% interest in 1,068 and 108 remaining TBtus, respectively, of the total 1,176 TBtus remaining to be sold under the 1981 contract; a 21.6% and 16.5% interest in the 44 and 1,678 remaining TBtus, respectively, of the total 1,722 TBtus remaining to be sold under the CPC (Badak VI) contract; a 21.6% and 16.5% interest in the 104 and 936 remaining TBtus, respectively, of the total 1,040 TBtus remaining to be sold under the KGC (Badak V) contract; and a 29.6% and 27.2% interest in the 6 and 14 remaining TBtus, respectively, of the total 20 TBtus remaining to be sold under the Toho contract.
                                             (Notes continued on following page)

(c) The joint venture's share of remaining LNG sales volumes represents volumes available to the joint venture under the sales contracts for servicing its share of plant operating and debt service costs, as applicable, for recovering exploration, development and production costs and for profit sharing between the joint venture and Pertamina.

(d) The joint venture's participation in the 1973 extension is 21.6% for the period 2000-2009. The joint venture's share of the contracted volumes for such period is 943 TBtus. As discussed in footnote (a) above, the joint venture's participation in the final year of the 1973 extension has not been determined by Pertamina and is not expected before 1999.

(e) As discussed in footnote (a) above, the joint venture's participation in the remaining term of the 1981 extension has not been determined by Pertamina and is not expected before 1999.

     In general, the processing and operating costs of the Bontang plant are charged to each LNG and LPG sales contract during each year based upon the ratio of the sum of BTUs of LNG and LPG processed by the Bontang plant for each contract to the total number of BTUs processed by the Bontang plant.

     Under the 1973, extended 1973, extended 1981, Korean Carryover, MCGC, CPC, certain KGC (Badak V) and CPC (Badak VI) long-term contracts and, in general, the short-term contracts, LNG is sold on a delivered basis (i.e., title and risk of loss do not pass until the LNG is unloaded at the customers' facilities). Under the 1981, Osaka, Korea II and the remaining KGC (Badak V) contracts, LNG is delivered F.O.B. (i.e., title and risk of loss pass upon loading at Pertamina's port facility). Payments for LNG under all of the LNG sales contracts are, or will be, made by the purchasers in U.S. dollars directly to a bank in the U.S. that acts as trustee and paying agent (the "Trustee") with respect to sales proceeds. Bontang plant processing fees, debt service with respect to plant financings, transportation (as required) and other costs are deducted from sales proceeds, and the balance is then distributed to Pertamina, the members of the joint venture and the other production sharing contractors.

     At December 31, 1996, the average LNG price under all contracts supplied from the Bontang plant was $3.61 per MMBtu, or $3.99 per Mcf. Prices under the contracts are subject to monthly adjustments. As of December 31, 1996, January 31, 1997, and March 1, 1997, the average price for the group of crude oils used to determine the price of LNG was $23.12, $24.09 and $21.42 per Bbl, respectively. The Company is unable to predict the amount or timing of future changes in the price of this group of crude oils. Every $1.00 change in the average of the price of this group of crude oils results in approximately a $0.17 per Mcf change in the price of LNG.

     Pertamina also sells LPG produced at the LPG processing facilities at the Bontang plant under seven contracts with Japanese purchasers, each of which is for a ten-year term. In 1997, the Bontang plant is expected to deliver an aggregate of up to 1,000,000 metric tons of LPG (7.4 MMboe) per year to support these contracts. The joint venture currently has 29.6% and 21.6% participations in the gas processed at the Bontang plant to supply quantities of LPG to be sold under the LPG contracts. Pertamina may from time to time sell quantities of LPG outside of the seven LPG contracts, and to the extent that such sales are made, the joint venture currently will have a 21.6% participation in the gas processed at the Bontang plant to supply those additional sales. A significant portion of the LPG sales proceeds from sales under the seven contracts is dedicated to the repayment of financing of the LPG processing facilities at the Bontang plant.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  PAKISTAN

     Badin Concessions

     Since 1977, the Company has operated through joint ventures the exploration for, and development and production of, oil and gas in the Badin area of the Sindh Province in southeastern Pakistan. The Company's activities are conducted under three concession agreements.

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

     1995 Concession. The exploration license granted by the Pakistan government in 1992 under the Badin II concession expired in January 1995. In December 1994, the joint venture and the Pakistan government signed a new petroleum concession agreement (the "1995 concession"). The 1995 concession provides that the exploration license will expire in January 1998 and that the Company will act as operator and will bear 38% of the costs of exploration, including 12.5% attributable to the Pakistan government. Under the 1995 concession, the Company will explore for and develop oil and gas on the 1.6 million acres in the Badin area not covered by leases granted under the 1977 concession or the 1992 concession. As discoveries are made, the joint venture will apply for individual 20-year leases in which the Company will have a 25.5% working interest (22.3% revenue interest), provided the Pakistan government elects to exercise its option to increase its working interest in each such discovery to 25%.

     The Pakistan government is contractually obligated under the 1992 and 1995 concession agreements to issue leases upon the determination of a commercial discovery and the fulfillment by the joint venture of the conditions of the concession agreements and the exploration license.

     Proved reserves (net) at December 31, 1996, for the Company's interest in the Badin concessions were 7 MMBbls of oil and 120 Bcf of gas. The joint venture under the 1977 and 1992 concessions produced approximately 42% of Pakistan's total domestic oil output and 9% of the country's gas production in 1996. Average daily production (net to the Company) during 1996 was 6.2 MBbls of oil and 41.4 MMcf of gas. The Company's share of the oil produced from the 1977 and 1992 concessions is sold for both Pakistan domestic use and for export. The price received for oil sold domestically is tied to the average spot market price of Middle Eastern crude oil. In 1996, the Company supplied 1.43 MMBbl of oil (net to the Company) for export at prices based on competitive spot market rates. The Company and its co-venturers sell natural gas produced from the 1977 concession area to Sui Southern Gas Company, Ltd. ("SSGC"). The contract expires in 2003 and provides that SSGC must either take or pay for the contracted quantities of natural gas. Natural gas produced from the 1992 concession area is also sold to SSGC under a contract with terms similar to the SSGC contract covering production from the 1977 concession.

     During 1996, the Company drilled six exploratory wells in the Badin concessions, two of which were discoveries. The discoveries included two oil fields. During 1997, the Company plans to drill up to 10 exploration wells and up to seven development wells in the Badin concessions.

     Eastern Sindh Concession

     In April 1995, the Company signed a concession agreement with the Pakistan government covering 1.8 million acres in the Eastern Sindh block in the Sindh Province of southeastern Pakistan for which the Company was granted an exploration license in December 1994. The concession agreement and the exploration license provide the Company with the right to explore for oil and gas for an initial period of three years, with an option for three extensions of one year each, and upon a commercial discovery, the right to apply for a 20-year lease with the Pakistan government. The Company is the operator and has a 70% working interest in the concession and exploration license, which is subject to reduction if the Pakistan government elects to participate upon discovery of commercial production. During 1996, the Company conducted seismic and other geological and geophysical studies. During 1997, the Company plans to drill its initial exploration well on this concession.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  ALASKA

     The Company pursues development and exploration projects in Alaska. At year-end 1996, the Company held acreage primarily in Western Colville, the Kenai Peninsula and offshore the Beaufort Sea in Alaska.

     Western Colville. In 1996, the Company reported plans to develop the Alpine oil field in the Western Colville area on Alaska's North Slope 34 miles west of the Kuparuk River oil field. ARCO Alaska, Inc., the operator, Anadarko Petroleum and the Company have a 56%, 22% and 22% working interest in Alpine, respectively. Pending issuance of local, state and federal permits, field construction and development would begin in the winter season of 1997 to 1998. Production from Alpine is scheduled to begin in 2000 at an anticipated initial rate of 30,000 barrels of oil per day gross, increasing to 60,000 barrels per day gross in 2001. The field is anticipated to produce for about 25 years. Oil from Alpine will be moved to market through a new 34-mile pipeline that will connect Alpine to the Trans Alaska Pipeline via the Kuparuk pipeline system. As of December 31, 1996, the Company recorded approximately 32 MMBbls as proved undeveloped reserves for the Alpine field. The Company anticipates recording additional proved reserves based on the field's development drilling and future production performance. Development of the Alpine field is expected to cost $700 to $800 million gross. The Company expects to spend $8 million in 1997 for the initial development of the field. In addition, the three companies were the high bidders on five new leases covering 5,900 gross acres in the Colville area at the state lease sale held in October 1996 by the State of Alaska.

     Kenai Peninsula. Effective November 1, 1993, the Company entered into an exploration agreement with Cook Inlet Region, Inc. ("CIRI"), an Alaska Native Regional Corporation. As of March 1, 1997, the Company exercised options to lease an additional 9,780 gross acres in the Kenai Peninsula in south central Alaska. Under the agreement, the Company will bear 100% of the exploration costs and may acquire leases on prospects identified, subject to CIRI's option to participate in the leases and the exploration, drilling and development of such prospects. In 1996 lease sales held by the State of Alaska and the University of Alaska, the Company acquired four onshore blocks in the Kenai Peninsula. CIRI has an election to acquire a 20% working interest in such leases under the terms of the exploration agreement. As of February 15, 1997, the Company has approximately 67,043 gross and 53,278 net acres under lease on the Kenai Peninsula. Acquisition of additional seismic will begin in early 1997, and, subject to the review and favorable results of such seismic, drilling is scheduled to commence in late 1997.

     Kuvlum. The Company holds a 100% working interest in the Kuvlum federal exploratory oil and gas unit in the Beaufort Sea offshore Northern Alaska for further analysis. The Company has determined that the Kuvlum unit is not commercial as a stand-alone development, and is determining industry interest in a joint development for the eastern Beaufort Sea and North Slope area.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  OTHER ACTIVITIES

     In addition to the activities described above, the Company conducts evaluations as well as undertakes exploration activities worldwide to expand its reserve base. The Company has budgeted a total of $68 million for exploration activities during 1997 in international areas, $30 million of which will be spent in the U.K., Indonesia and Pakistan and $38 million in new ventures, including primarily the activities described below. The Company is also pursuing downstream opportunities in Pakistan, Indonesia and Latin America, including electrical power generation, LPG and petrochemical projects.

     Italy. The Company had interests in a total of 385,668 gross (112,155 net) acres in the Southern Apennines oil play onshore southern Italy by the end of 1996. In 1996, the Company acquired interests in three onshore exploration permits covering approximately 100,630 gross (25,158 net) acres in the Basilicata Region in this play. The Company holds a 25% working interest in each permit and, pending government approval, has acquired an additional 25% interest. Triton Mediterranean Oil and Gas N.V. serves as operator. In 1995, the Company acquired interests in three onshore exploration permits covering 216,000 gross acres in the same region. The Company serves as operator of and holds an 82% working interest in the Serra Corneta permit. The Company also holds a 33.33% working interest in the Tempa dei Mercanti permit, operated by Edison Gas, and a 20% working interest in the Forenza permit, operated by LASMO International Limited. Geological and seismic studies on the six permit areas were conducted in 1996 and will continue in 1997. In 1995 the Company also acquired a 20% working interest in the onshore Baragiano permit, which covers about 68,913 gross acres in the Basilicata Region, from Enterprise Oil Exploration Ltd. ("Enterprise"). Enterprise serves as operator, and the permit's first exploration well is currently drilling.

     Tunisia. In 1993, the Company obtained an oil and gas exploration permit on the one-million-acre Ramla block offshore Tunisia from the Government of Tunisia. The block is situated about 80 miles offshore in the Gulf of Gabes, approximately 140 miles southeast of the city of Tunis. The Company serves as operator and bears 50% of the exploration costs. In the event of a commercial discovery, the Tunisian national oil company has the right to participate for up to a 50% working interest. The permit, which expires in January 1998, may be extended for up to an additional two-year term under certain conditions. The Company drilled one exploration well in 1995, which found a significant oil column and an active hydrocarbon system, but poor reservoir quality at that location made the accumulation non-commercial. At least one additional exploration well is planned for 1997.

     In 1994, the Company also acquired a 65% working interest in the onshore Jeffara exploration permit, which covers 970,000 acres in the Medenine Region of southeastern Tunisia. The Company's interest is subject to the Tunisian national oil company's right to participate for up to a 50% working interest in the event of a commercial discovery. The Jeffara exploration permit, which is operated by the Company, has been extended through 1998. One exploration well is planned for 1997 following one unsuccessful exploration well drilled in 1995.

     Ireland and U.K. The Company has a 25% working and revenue interest in two full and two part offshore blocks encompassing 194,000 acres in St. George's Channel offshore Ireland operated by Marathon Oil Company ("Marathon"). The joint venture expects to study the results from the initial unsuccessful exploration well to determine future drilling plans, which will be completed prior to conversion or expiration of the license option in May 1997. In 1996 the Company was awarded a one year option of operatorship and 100% equity of two full and two part offshore blocks adjacent to the above acreage. These option blocks cover 182,000 acres. The Company is currently processing seismic data to evaluate the potential of these blocks.

     The Company has acquired a 15% working and revenue interest in eight offshore blocks covering 400,000 acres in St. George's Channel offshore Western England operated by Marathon. This acreage contains a small gas discovery and is complementary to the offshore Ireland acreage described above. An exploration well in 1995 was unsuccessful and the joint venture plans to drill two additional wells in 1997, one of which will be targeted at delineation of such small gas discovery.

     In 1995, the Company was awarded a 15% working and revenue interest in five and one-half blocks, covering 344,000 acres in the Porcupine basin, offshore southwest Ireland. In 1994, the Company acquired a 30% working and revenue interest in 11 blocks offshore Ireland that cover 650,000 acres and are located in the Atlantic Ocean about 43 miles west of Ireland in the Slyne/Erris basins. Each of the Porcupine and the Slyne/Erris joint venture, operated by Statoil (U.K.) Ltd., was granted a license to explore for oil and natural gas for a 15-year and 16-year period, subject to certain minimum work requirements at three-year and four-year intervals, respectively. During the initial terms of the exploration licenses, each joint venture has acquired seismic data and is conducting additional geological and geophysical studies to determine whether the geology warrants drilling any wells and continuing its respective license, which decisions are required by the end of 1997.

     Eastern Indonesia. In Eastern Indonesia, the Company is the operator of one production sharing contract covering 4.6 million acres in the Maluku (Moluccas) Island group in the Banda Sea. The Company has a

44.44% working interest in the Kai production sharing contract. In 1996, the Company drilled an unsuccessful well in such contract area and is studying results from this well to determine if a future exploration program should be undertaken in this area.

     Argentina. The Company serves as operator and has a 50% working interest in the Cuenca Colorado Marina-1 ("CCM-1") covering 2.2 million acres, located in the South Atlantic Ocean about 310 miles south of Buenos Aires. The exploration permit granted by the Argentine government currently extends until August 1997 and provides the Company with the option to extend the term of the agreement until 2001 by meeting certain additional drilling obligations and an additional two-year extension to 2003 by drilling one well for each year of such extension. The joint venture has drilled three unsuccessful exploration wells and is currently evaluating new seismic data and studying results from these wells to determine future drilling plans, if any.

     Australia and Papua New Guinea. The Company has an 80% interest in 81 blocks covering 1.3 million acres in the Canning Basin of Western Australia, for which the initial exploration period of the permit expires in April 1998. During 1997, the Company plans to acquire seismic data to determine whether to exercise its option to drill an exploratory well to retain its interest.

     The Company also has a 25% interest in a 2.4 million acre prospecting license located onshore and offshore the Papuan Basin in Papua New Guinea. Following an unsuccessful well in 1993, the Company plans to conduct a new seismic survey over the area in 1997 and may drill an exploration well in 1998. Also, the Company is negotiating an agreement to participate in an onshore exploration block.

     Other. In 1997, the Company plans to participate in several new exploration venture areas, pending government and certain partner approvals, including an exploration well in Bolivia, a seismic program and up to two exploration wells in Yemen, two stratigraphic test wells in the Hashemite Kingdom of Jordan, two exploration wells in the People's Republic of China and seismic studies onshore Greece. The Company is also pursuing opportunities in additional new exploration ventures, including the Middle East, Central Asia, Latin America and Africa.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

PETROCHEMICALS

     Plant Operations. The Company's petrochemical business consists primarily of the Company's 41.67% interest in the jointly owned Geismar olefins plant located on the Mississippi River near Baton Rouge, Louisiana. The joint owners are BASF Corporation with a 41.67% interest and GE Petrochemicals, Inc. with a 16.66% interest. The plant began operations in 1968. The Company operates the plant, with production costs and plant production being shared by the three joint owners according to their ownership interests. The plant has the capacity to produce approximately 1.25 billion gross pounds (521 million net) of ethylene and 92 million gross pounds (38 million net) of polymer-grade propylene annually. In 1996, the Company reported plans to construct a thirteenth ethylene furnace at the plant. As part of the construction project, the Company also will upgrade nine of the facility's furnaces. Construction of the new furnace and upgrading of the nine original furnace units is expected to begin in May 1997 and be completed in February 1999. The new furnace is scheduled to commence start-up operations in the fourth quarter of 1997. The additional furnace is expected to increase the plant's annual production capacity by about 26 million gross pounds, or 2%, to approximately 1.275 billion gross pounds (531 million net). The total cost of the new furnace and upgrading project is estimated to be approximately $27.8 million gross ($11.6 million net to the Company).

     In 1996 and 1995, the Company's net ethylene sales were 509.6 million pounds and 462 million pounds, respectively, and its net propylene sales were
33.6 million pounds and 35 million pounds, respectively. The Company sells its share of the ethylene produced by the plant to a number of major customers for the manufacture of plastics used in various consumer products. The sales price of ethylene averaged $0.22 per pound in 1996 and $0.25 per pound in 1995. Sales of propylene, used in the manufacture of various products such as building materials, clothing and tires, averaged $0.16 per pound and $0.19 per pound in 1996 and 1995, respectively.

     During 1996, the average margin per pound of the Company's ethylene was $0.06 per pound as compared to $0.13 per pound for 1995. The Company's ethylene margin is primarily affected by the price received for the ethylene and the cost of feedstock (natural gas liquids) and natural gas.

     Capital expenditures for the petrochemical business were $8 million (net to the Company) during 1996. The Company plans to spend $32 million (net to the Company) in capital expenditures for the petrochemical business during 1997, which include costs for the 13th furnace and an upgrade to the feedstock supply system as well as other projects to enhance production, safety and efficiency. The Company completed a two week maintenance turnaround in January 1997.

     Storage and Transportation. In addition to the Geismar plant, the Company owns and operates a 192-mile ethane feedstock pipeline system, which transports feedstock to its ethylene plant from several major suppliers, including the Company's natural gas liquids fractionation plant and supporting 133-mile pipeline system in Rayne, Louisiana. The Company plans to extend this system in 1997 to connect with a pipeline system that has access to Texas in order to expand the Company's market for transporting ethane and other feedstocks from Texas to manufacturers in Louisiana. The Company also operates underground storage terminals and a 78-mile ethylene pipeline system, portions of which are jointly owned, to serve the Geismar facility and several other petrochemical plants primarily in the Baton Rouge area. In 1997, the Company also intends to participate in pipeline connections to a gas liquids fractionator in Napoleonville, Louisiana, which has access to new natural gas liquids (feedstocks) associated with new Gulf of Mexico gas production.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

OTHER MATTERS

     Insurance. As is customary in the oil and gas and petrochemical industries, the Company reviews its safety equipment and procedures and carries insurance against some, but not all, risks of the business. See "Risk Factors." Losses and liabilities would reduce revenues and increase costs to the Company to the extent not covered by insurance. The oil and gas and petrochemical businesses can be hazardous, involving unforeseen circumstances such as blowouts, explosions or environmental damage. To address the hazards inherent in the oil and gas and petrochemical businesses, the Company maintains a comprehensive insurance program covering its worldwide interests. This insurance coverage includes physical damage coverage, third party general liability insurance, as well as redrill, well control, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. In addition, the Company maintains business interruption insurance on its major international oil and gas producing interests and on its petrochemical business. The scope, terms, retentions, amount and cost of all such insurances vary depending upon various market factors and other considerations.

     Employees. As of February 28, 1997, the Company had approximately 1,100 employees. The Company believes that its relations with its employees are good.

RISK FACTORS

     Forward-Looking Statements. All statements other than statements of historical fact contained in this report, including statements in Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. When used herein, the words "budget," "anticipate," "expects," "believes," "seeks," "goals," "plans," "strategy," "intends," or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected by such forward-looking statements and no assurance can be given that the expectations will prove correct. In reliance upon the Private Securities Litigation Reform Act of 1995, factors identified by the Company that could cause the Company's future results to differ materially from the results discussed in such forward-looking statements include the following risks described under "Risk Factors." All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in this paragraph and shall be deemed in the future to be modified in their entirety by the Company's public pronouncements, including those contained in all future reports and other documents filed by the Company with the Securities and Exchange Commission.

     Volatility of Prices and Availability of Markets. The Company's revenues, profitability and future rate of growth are highly dependent upon the prices of and demand for oil and gas, which can be extremely volatile. The volatile energy market makes it difficult to estimate future prices and sales volumes of natural gas, crude oil and LNG, which are affected by a number of factors beyond the control of the Company, including worldwide supplies of and demand for oil and gas, changing international economic and political conditions, contract enforceability, insolvency of other parties, domestic and foreign energy legislation, weather, environmental conditions, regulations and events, and actions of major petroleum producers including members of the Organization of Petroleum Exporting Countries. If oil prices decline, the price for a significant portion of the natural gas produced from the Company's properties, including the sales price for LNG, will also decline. The ethylene business is cyclical and the Company cannot predict the duration of any trends in the business. The Company's ethylene margins have averaged approximately $0.06, $0.13 and $0.06 during 1996, 1995 and 1994, respectively. The marketing and prices received by the Company for its ethylene petrochemical business are affected by worldwide and U.S. demand for petrochemicals, inventory levels, feedstock costs and availability, plant utilization rates, plant operations and costs and competitive capacity expansion. The marketability of the Company's natural gas, crude oil, LNG and ethylene production depends in part upon the availability, proximity and capacity of gathering systems and processing facilities. The Company's financial condition, operating results and liquidity may be materially affected by any significant fluctuations in its sales prices. The Company's ability to service its long-term obligations and to generate funds internally for capital expenditures will be similarly affected.

     Business Risks. The Company's activities are subject to the risks normally associated with oil and gas operations and petrochemical operations. The nature of the oil and gas business involves a variety of risks usually associated with exploration for, and development and production and transportation of, oil and gas, including blowouts, cratering, oil spills, fires, geologic uncertainties and adverse or seasonal weather conditions. Offshore operations are also subject to marine perils and extensive governmental regulations, as well as interruption or termination by governmental authorities based on environmental or other considerations. The Company's operations, including its petrochemical operations, are subject to certain additional risks, including the breakdown or failure of equipment, downtime of production units due to turnarounds, the performance of equipment at levels below those originally projected, and explosions, fires, floods and other catastrophic events. In certain cases, the Company is also at risk in regards to any interruptions in related facilities, which are not under its control. For example, in Indonesia, the Bontang plant's ability to manufacture and ship quantities of LNG is dependent upon the continued operation of the Bontang plant without mechanical failure and without the shutdown of any processing units in excess of scheduled maintenance periods. The sale of LNG is also dependent upon the availability of shipping without interruption and upon the continued operation of the buyers receiving terminals. The manufacture, shipment, receipt and distribution of products produced, sold or distributed by the Company, including LNG, can be interrupted or adversely impacted by severe weather, acts of nature or other events. The costs associated with transportation of certain products, including LNG, such as repair and maintenance or replacement of LNG tankers, are beyond the control of the Company. The occurrence of any of these events could cause injury to life or property, interruptions in operations, failure to produce oil or gas in commercial quantities, inability to fully produce discovered reserves, loss of revenues and margins or increases in the costs of operations.

     Uncertainties in Reserve Estimation, Production Success and Reserve Replacement. There are numerous uncertainties inherent in estimating quantities of reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in this report represent only estimates. Underground accumulations of oil and gas cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality and quantity of available data and of engineering and geological interpretation and judgment. As a result, estimates by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates at a specific point in time are often different from the quantities of oil and gas that are ultimately recovered, which differences may be significant. Additionally, the estimates of future net revenues from proved reserves of the Company and the present value of future net revenues are based upon certain assumptions about future production levels, prices and costs that may not prove correct over time. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they were based.

     In general, the Company's volume of production from oil and gas properties declines with the passage of time. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration or development activities, or both, the proved reserves of the Company, and the revenues generated from production thereof (assuming no price increases), will decline as reserves are produced. Drilling activities are expensive and subject to numerous risks, including the risk that no commercially viable oil or gas production will be obtained. The decision to purchase a property interest or explore or develop a property will depend in part on geophysical and geological analysis and engineering studies, the results of which may be inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed, delayed or canceled as a result of many factors, including title problems, project approvals by joint venture partners, weather conditions, compliance with government regulation, shortages or delays in obtaining equipment, or limitations in the transportation, storage or market for products. No assurance can be given that wells will be able to sustain production rates commensurate with the drill stem tests. Increases or decreases in prices of oil and gas and in cost levels, along with the timing of development projects, will also affect revenues generated by the Company and the present value of estimated future net cash flows from its properties. Revenues generated from future activities of the Company are highly dependent upon the level of success in finding, developing or acquiring additional reserves.

     For the Company's reserves in Indonesia, the reserve estimates, which are based on year-end prices, for the Company's net interest in the production sharing contract are subject to revision as product prices and costs fluctuate due to the cost recovery feature under the contract. The impact on reserves is inversely related to price changes and directly related to changes in field operating and capital costs. In addition, reserves are subject to revision due to the effect that price fluctuations generally have on estimates of recoverable reserves. See Note 16 of Notes to Consolidated Financial Statements. The Company's right to receive revenues under its future new sales contracts or extensions of renewals of existing contracts is affected by the gas supply obligation in support of such contracts among the joint venture and other production sharing contractors. The allocation to the Company's joint venture in such contracts has declined significantly over time. Because a substantial portion of the joint venture's reserves of natural gas has been committed to support existing LNG sales contracts, the Company expects that absent the discovery of significant additional natural gas reserves in the joint venture's contract area, the joint venture's participation in future new sales contracts for LNG and LPG, or in extensions or renewals of existing long-term contracts, will be less than its current participation in existing contracts.

     Governmental Actions, Regulation and Taxation. Petroleum and petrochemical operations are subject to various types of regulation throughout the world. The Company believes that its operations and facilities are in general compliance with existing regulations. Nevertheless, the risks of substantive costs and liabilities are inherent in operations such as the Company's, and there can be no assurance that significant costs and liabilities will not be incurred in the future. Legislation affecting these businesses is under regular review for amendment or expansion, frequently increasing the regulatory burden. For example, statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Also, numerous departments and agencies are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry, the petrochemicals industry and individual members of these industries. Such rules and regulations pose difficult and costly compliance and reporting requirements, some of which carry substantial penalties for the failure to comply. Most of the foreign countries in which the Company operates have statutes and regulations governing the Company's operations, including the unitization or pooling of oil and gas properties, rates of production from oil and gas wells and taxation of sales and production. The regulatory burden on the oil and gas industry and the petrochemical industry increases the costs of doing business and, consequently, affects profitability.

     The Company's international operations are subject to certain risks, including expropriation of assets, governmental reinterpretation of applicable laws and contract terms, increases in or assessments of taxes and government royalties, renegotiation of contracts with governments or customers, government approvals of lease, permit or similar applications and of exploration and development plans, political and economic instability, guerilla activity, disputes between governments, payment delays, export and import restrictions, limits on allowable levels of exploration and production and currency shortages, currency rate fluctuations, exchange losses and repatriation restrictions, as well as changes in laws and policies governing operations of companies with overseas operations, including more strict environmental regulation. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the U.S. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Foreign operations and investments may also be subject to laws and policies of the U.S. affecting foreign trade, investment and taxation, including but not limited to credibility of foreign taxes, that could affect the conduct and profitability of those operations.

     Competition. The Company operates in a highly competitive environment. The Company actively competes with major and independent energy companies for exploration leases, licenses, concessions and acquisitions of desirable properties as well as for the equipment and labor required to develop and operate such properties and market the products produced. Likewise, the Company competes with other large domestic producers of ethylene in product price, product quality, product deliverability and production capacity. Many of these competitors have greater financial and other resources, such as technical capabilities and human resources, substantially greater than those of the Company. In addition, some of the Company's competitors have greater experience, especially in certain international areas where the Company is currently seeking to acquire interests or expand production capacity.

     Environmental. Various international, federal, state and local laws and regulations, including the preparation of environmental assessments and impact studies that can delay drilling activity as well as covering the discharge of materials, or otherwise relating to the protection of the environment, affect the Company's operations and costs. In particular, the Company's petrochemical wastes are subject to stringent environmental regulations relating to, among other things, solid and hazardous waste management and disposal, air emissions, waste water treatment and other matters that may affect the environment. Environmental regulations have had an increasing impact upon the Company's operations. The Company is committed to managing its operations in a safe and environmentally responsible manner and believes that its operations and facilities are in general compliance with applicable environmental regulations. Environmental capital expenditures for 1996 were not material, nor are they expected to be material during 1997. Nevertheless, the risks of substantial costs and liabilities are inherent in operations such as the Company's. There can be no assurance that significant costs and liabilities will not be incurred by the Company in the future.

     The Company has, in the past, owned, leased or operated numerous properties in the U.S. that have been used for the production of oil and gas for many years and currently participates in exploration and development activities in Alaska. Although the Company believes that its past operating and disposal practices were standard in the industry at the time and were generally in compliance with then-existing rules and regulations, certain wastes may have been disposed of or released or contamination may have occurred on or under the properties owned, leased or operated by the Company. State and federal laws applicable to oil and gas wastes and properties have gradually become more strict. In addition, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that have contributed to the release of a "hazardous substance" into the environment. Under these laws, the Company could be required with respect to past, existing and future properties, to remove or remediate previously disposed of wastes or property contamination (including groundwater contamination at onshore locations), to perform remedial plugging operations to prevent future contamination or to clean up disposal sites where "hazardous substances" from its operations have been taken.

     The Company's foreign operations are similarly subject to foreign laws covering environmental and worker safety matters. Although these laws generally have been less comprehensive than their U.S. counterparts, countries in which the Company does business are increasing their environmental regulatory and compliance standards. The Company's operations in the U.K. are subject to the Prevention of Oil Pollution Act, the Environmental Protection Act and related statutes and orders, as well as certain European Union agreements. The foreign laws, however, have not had, and are not presently expected to have, a material adverse effect on the Company's financial statements.

     Hedging. The Company may enter into hedging contracts from time to time in order to minimize the impact of adverse price fluctuations, including futures contracts. To the extent the Company engages in such activities it may be prevented from realizing the benefits of price increases above the levels of the hedges. Risks related to hedging activities include the risk that counter parties to hedge transactions will default on obligations to the Company. There are also foreign exchange risks inherent in operations such as the Company's. The Company's revenues are predominantly based upon the world market price for crude oil, which is denominated in U.S. dollars. The functional currency for translating the accounts of the Company's foreign subsidiaries is the U.S. dollar, except for subsidiaries in the U. K. where the functional currency is pounds sterling. Certain operating costs, taxes, capital costs and intercompany transactions represent commitments settled in foreign currency. The Company periodically enters into foreign exchange contracts as a hedge against fluctuations in foreign currency rates. The Company cannot predict with any certainty the results of currency exchange rate fluctuations. See Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. PROPERTIES.

     For a description of the Company's properties, see Item 1 of Part I of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries and related entities are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business.

     While the outcome of the contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company. See Item 1 -- Business -- Risk Factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to stockholders' vote during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since September 24, 1987, the Company's common stock, $.05 par value (the "Common Stock"), has been traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "UTH." As of February 28, 1997, there were approximately 87,753,958 shares of Common Stock outstanding held by approximately 284 stockholders of record. Beginning with the second quarter of 1988, the Company has paid regular quarterly dividends on the Common Stock of $.05 per share each quarter. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following table shows the high and low sales prices of the Common Stock from the New York Stock Exchange Composite Transactions Tape for 1996 and 1995:

                                        1996                                      1995
                       ---------------------------------------   ---------------------------------------
                                    QUARTER ENDED                             QUARTER ENDED
                       ---------------------------------------   ---------------------------------------
                       MARCH 31   JUNE 30   SEPT. 30   DEC. 31   MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                       --------   -------   --------   -------   --------   -------   --------   -------
High.................      20 1/4    20 1/4    21 3/4    23          23 1/8    23 7/8    21 1/2    19 7/8
Low..................      17 5/8    18        18 5/8    20 5/8      18 1/4    21        18        17 1/8

     The last reported sale price of the Common Stock on the New York Stock Exchange on February 28, 1997, was $18 1/2.

ITEM 6. SELECTED FINANCIAL DATA.

     The financial data as of and for the years ended December 31, 1992 through 1996 were derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein.

                                                                   YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                   1996         1995         1994         1993         1992
                                                ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues......................................  $1,036,449   $  876,029   $  769,595   $  696,663   $  714,012
Costs and other deductions:
  Product costs and operating expenses........     341,057      299,133      299,586      301,276      316,985
  Exploration expenses........................      51,765       77,185       53,532       93,640       67,129
  Depreciation, depletion and amortization....     212,470      191,503      168,570      242,704       77,143
  Selling, general and administrative
    expenses..................................      26,945       26,098       24,525       23,780       27,008
  Interest expense............................      25,173       28,783       11,399        6,369        3,958
  Preferred dividends of a subsidiary.........                                              1,911        2,398
  Other charges (credits), net................                                                           6,185
                                                ----------   ----------   ----------   ----------   ----------
Income before income taxes, extraordinary
  items and cumulative effect of changes in
  accounting principles.......................     379,039      253,327      211,983       26,983      213,206
Income taxes (benefit)........................     226,812      150,977      145,245       (3,686)     103,808
                                                ----------   ----------   ----------   ----------   ----------
Income before extraordinary items and
  cumulative effect of changes in accounting
  principles..................................     152,227      102,350       66,738       30,669      109,398
Extraordinary items(a)........................                                                         (19,682)
Cumulative effect of changes in accounting
  principles..................................                                             (3,743)     (76,080)(b)
                                                ----------   ----------   ----------   ----------   ----------
Net income....................................  $  152,227   $  102,350   $   66,738   $   26,926   $   13,636
                                                ==========   ==========   ==========   ==========   ==========
Net income (loss) applicable to common
  stockholders................................  $  152,227   $  102,350   $   66,738   $   26,926   $  (16,586)
                                                ==========   ==========   ==========   ==========   ==========
Earnings (loss) per share of common stock:
  Income before extraordinary items and
    cumulative effect of changes in accounting
    principles................................  $     1.75   $     1.17   $      .76   $      .35   $      .86
  Extraordinary items.........................                                                            (.23)
  Cumulative effect of changes in accounting
    principles................................                                               (.04)        (.89)
                                                ----------   ----------   ----------   ----------   ----------
  Net income (loss)...........................  $     1.75   $     1.17   $      .76   $      .31   $     (.26)
                                                ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding...........  87,155,028   87,686,777   87,642,451   87,218,027   85,823,320
Dividends per share of common stock...........  $      .20   $      .20   $      .20   $      .20   $      .20
                                                ==========   ==========   ==========   ==========   ==========
BALANCE SHEET DATA (AT END OF PERIOD):
Net working capital...........................  $  (77,297)  $  (36,269)  $  (44,439)  $  (52,035)  $   33,630
Property, plant and equipment -- net..........   1,632,423    1,551,198    1,286,278    1,088,884    1,198,949
Total assets..................................   1,942,004    1,836,818    1,544,634    1,338,741    1,580,645
Long-term debt................................     558,463      712,132      536,117      447,374      474,189
Redeemable preferred stock....................                                                          75,000
Common stock and other stockholders' equity...     586,022      423,790      349,499      281,246      269,197

---------------

(a) In the first quarter of 1992, the Company recognized an extraordinary loss of $20 million as a result of the early redemption of its Senior Subordinated Reset Notes and 13% Subordinated Notes.

(b) In 1992, the Company adopted, effective January 1, 1992, two new accounting standards for income taxes and postretirement benefits, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     1996 Compared with 1995. Net income for the year ended December 31, 1996 was $152 million, or $1.75 per share as compared to net income of $102 million, or $1.17 per share for the year ended December 31, 1995. The 1996 earnings were favorably impacted by higher worldwide oil prices, higher sales volumes in the U.K., higher Indonesian LNG sales prices and volumes and lower exploration expenses, partially offset by lower ethylene margins and the cost of a special, one-time voluntary retirement program.

     Sales and operating revenues for 1996 were $1,008 million, up from $852 million in 1995. International revenues totaled $813 million as compared to $651 million in 1995. In the U.K., sales and operating revenues increased by $83 million due to higher prices and increased sales volumes, which were primarily a result of the July 1995 acquisition of an interest in the Alba field. In Indonesia, sales increased $64 million due to higher LNG sales prices and volumes and higher crude oil prices. In Pakistan, sales were $15 million above 1995 due to higher crude oil and gas prices, partially offset by lower gas volumes.

     The Company's participation share in LNG volumes delivered from its Indonesian operations is expected to decline by approximately 15% in 1997 as LNG cargo deliveries under certain sales contracts are replaced by ones in which the Company has a lower average participation interest. The effect of such lower LNG deliveries will not have as significant an impact on the Company's total annual cash flow. Further declines are expected in 1998.

     Petrochemical revenues totaled $193 million in 1996 as compared to $200 million in the prior year, while operating profit was $24 million as compared to $62 million in 1995. The decreased operating profit was primarily due to lower ethylene sales prices and increased feedstock costs, resulting in an average ethylene margin of 6 cents per pound in 1996 vs. 13 cents per pound in 1995. The effect of lower sales prices and increased feedstock costs was partially offset by higher ethylene sales volumes.

     Average prices received and volumes sold by the Company's major operations during 1996 and 1995, respectively, were as follows:

                                                                                   VOLUMES
                                                                 PRICES         (000S PER DAY)
                                                            ----------------    --------------
                                                             1996      1995     1996     1995
                                                            ------    ------    -----    -----
    Crude oil (barrels):
      U.K.................................................  $19.60    $16.14       43       40
      Pakistan............................................   17.75     14.24        6        6
      Indonesia...........................................   19.49     17.14        6        6
    Indonesian LNG (Mcf)..................................    3.52      3.03      218      205
    Pakistan natural gas (Mcf)............................    1.61      1.32       41       45
    U.K. natural gas (Mcf)................................    2.83      2.78       46       34
    U.S. ethylene (pounds)................................     .22       .25    1,392    1,267

     Exploration expenses decreased by $25 million due to lower new venture drilling. Product costs and operating expenses and Depreciation, Depletion and Amortization (DD&A) increased by $42 million and $21 million, respectively, due principally to the increased volumes. Interest expense decreased by $4 million reflecting the Company's reduced outstanding debt level.

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

     Sales and operating revenues for 1995 were $852 million, up from $748 million in 1994. International revenues totaled $651 million as compared to $578 million in 1994. In the U.K., sales and operating revenues increased by $63 million due to higher prices and increased sales volumes which were primarily a result of the July 1995 acquisition of an interest in the Alba field. In Indonesia, sales were $2 million below 1994 as a result of lower LNG volumes, partially offset by higher prices. Lower LNG volumes were attributable to a lower average participation interest in cargoes delivered during 1995 and the timing of deliveries. In Pakistan, sales were $12 million above 1994 due to higher volumes and prices.

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

FINANCIAL CONDITION AND LIQUIDITY

     General. In order to increase value for all the Company's stockholders, the Company's long-term growth strategy is an active program focused on development of core producing assets, participation in a diversified exploration program, growth of its petrochemical business, participation in enhanced production ventures and achievement of quality acquisitions. The Company will pursue opportunities worldwide in Italy, Tunisia, Alaska, Latin America, Australia, Africa, China, the Middle East and Central Asia as well as in its core areas in the U.K., Indonesia and Pakistan. An important key to growth for the Company is finding, developing or acquiring new reserves to replace its reserves that are depleted by production and that are at normal decline in production rates as well as to offset the significant lesser participation share of the gas volumes the Company has and will have to support Indonesian LNG sales contracts. In 1997, the Company plans to participate in 25 to 30 exploration wells including exploration programs at its producing ventures in the U.K. North Sea, Indonesia and Pakistan. At year-end 1996, estimated proved worldwide reserves grew to 443 MMboe from 435 MMboe at year-end 1995 and the Company replaced about 144% of its worldwide production over the three year period 1994 through 1996. The Company's oil and gas production costs per barrel of oil equivalent averaged $3.61 per barrel in 1996, down from $3.95, $3.98, $4.73 and $5.46 in 1995, 1994, 1993 and
1992, respectively. The Company replaced approximately 117% of its 1996 worldwide production. In addition to growth in its oil and gas business, the Company is studying opportunities for increasing production in its Gulf Coast petrochemical business. Achievement of the Company's growth strategy will require significant capital investments as well as success capturing and implementing investment opportunities in a very competitive industry environment.

     The Company's capital expenditures for 1997 are estimated to be $229 million, excluding capitalized interest, and reflect a focus on core holdings and a diversified exploration program. Approximately $127 million of the 1997 capital budget is allocated for oil and gas development projects, including $43 million for the continued development of the Britannia field and $10 million for development activities at the producing Alba oil field. The Company has budgeted approximately $68 million for exploration projects in Italy, Tunisia, Alaska, Latin America, Australia, Africa, China and the Middle East, as well as the U.K., Indonesia and Pakistan where the Company currently has operations. The Company has also budgeted approximately $32 million for its petrochemical interests in the United States, including the construction and installation of an additional furnace at its jointly-owned ethylene plant in Geismar, Louisiana and enhancement of its feedstock supply system. During 1997, the Company also intends to evaluate opportunities worldwide for acquisitions of both developed and undeveloped oil and gas reserves and petrochemical interests, the costs of which are not included in the capital expenditure budget. Based on existing economic and market conditions, the Company believes operating cash flow will be sufficient to fund its 1997 development and exploration activities and that its available equity and financial credit strength give the Company financial resources to make acquisitions.

     The Company's business and strategy are impacted by prices the Company receives for its crude oil, LNG, natural gas and ethylene that are subject to many factors beyond the Company's control. Although the Company cannot predict with any degree of certainty the prices it will receive in 1997 and future years for its products, it estimates that a change of $1.00 in the average price of crude oil and LNG impacts the Company's net income and cash flow by approximately $19 million and $23 million, respectively. Also, the Company estimates that a margin change of an average one cent per pound of ethylene for an entire year at full capacity production can affect net income and cash flow on an annualized basis for the petrochemical business of the Company by approximately $4 million.

     Cash flow from operations. Net cash provided by operating activities was $384 million in 1996, an increase of $150 million from the prior year. The increase was primarily the result of improved worldwide oil prices, higher sales volumes in the U.K. and higher Indonesian LNG prices and volumes partially offset by lower ethylene margins.

     Capital resources. Capital expenditures for 1996 were $186 million, an increase from the prior year's expenditures of $172 million. This increase was primarily the result of higher development capital related to the Britannia field in the U.K. North Sea. In 1996, 1995 and 1994, total Company capital costs incurred, including capitalized interest and the 1995 Alba and 1994 Britannia acquisitions, totaled $212 million, $465 million and $309 million, respectively.

     On July 18, 1995, the Company, through its subsidiary, Union Texas Petroleum Limited ("UTPL"), acquired from Oryx UK Energy Company ("Oryx") a 15.5% working interest in Block 16/26 in the central U.K. North Sea, which includes the Alba field. UTPL paid Oryx $270 million for the interest. The effective date of the transaction was July 1, 1995.

     Financing activities. During 1996 the Company utilized cash flow from operations to pay down $154 million of its debt and to repurchase $32 million of its outstanding common stock. The Company had two unsecured credit facilities (the "Credit Facilities") at December 31, 1996. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 15, 1997 to a one-year term loan maturing March 15, 1998. The other Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning June 30, 2000, with a final maturity of March 31, 2001. The Company is in negotiations to replace the $100 million credit facility and extend the maturity of the $450 million facility. At December 31, 1996, no amounts were outstanding under the Credit Facilities. The $450 million revolver allows the Company to borrow up to $300 million in U.S. dollar loans at interest rates determined in a competitive bid process. Loans under the $450 million revolver may be made in both pounds sterling and U.S. dollars at the option of the Company. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins, subject to increase or decrease in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At December 31, 1996, the Company's adjusted stockholders' equity was approximately $608 million. The Credit Facilities provide the Company with the ability to borrow on a long-term basis.

     Due to the Company's ability to obtain favorable interest rates on short-term borrowings, uncommitted and unsecured lines of credit were established with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's ability to refinance them on a long-term basis through its Credit Facilities. At December 31, 1996, $57 million was outstanding under these money market lines which bore interest at a weighted average rate of 6.5% per annum. At February 28, 1997, $0 million and $18 million were outstanding under the Credit Facilities and the uncommitted lines of credit, respectively. As of such date, the Company had approximately $532 million of such available financing.

     In May 1995, the Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), which is a wholly owned subsidiary of UTPL, entered into a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production (including interest and other financing costs incurred prior to completion and potential cost overruns), and any remaining availability after completion may, subject to certain coverage ratios being met, be used for UTBL's general corporate purposes. Except for certain support by UTPL related to any potential cost overruns in excess of the facility amount (limited to 30 million pounds sterling), insurance, tax benefits and administrative services, the lenders' recourse will be limited to the Britannia field project assets and is nonrecourse to the Company. The financing has a final maturity in September 2005. At December 31, 1996, 58 million pounds sterling ($99 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 7.1% per annum.

     The Company has outstanding $100 million principal amount of 8.25% Senior Notes due 1999, $125 million principal amount of 8 3/8% Senior Notes due 2005 and $75 million principal amount of 8 1/2% Senior Notes due 2007 (collectively the "Senior Notes"). In 1995 the Company issued $100 million aggregate principal amount of medium term notes ("MTN") with terms of seven and twelve years and interest rates varying from 6.51% to 6.81%. The Senior Notes and MTN are referred to herein as the "Notes." The Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities, and senior in right of payment to any future subordinated indebtedness of the Company. Each of the Notes contain similar restrictive covenants. The Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest plus a make-whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Notes.

     At the 1995 Annual Meeting of Stockholders, the Company's stockholders approved the authorization of a new class of 15 million shares of preferred stock. The preferred stock, none of which is outstanding, provides the Company additional financing flexibility to issue such stock from time to time based on current market conditions.

     On April 27, 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock, all of which were repurchased by the end of 1996, including 1,445,464 shares during 1996. On October 24, 1996, the Company's Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock, and pursuant thereto, the Company had repurchased 178,736 shares as of December 31, 1996. During 1996 the Company repurchased a total of 1,624,200 shares at an average price of $19.92 per share. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. At December 31, 1996, 1,490,322 shares of common stock were held, at cost, as treasury shares.

     As of December 31, 1996, the Company's scheduled maturities of long-term debt outstanding for the five-year period of 1997 through 2001 are approximately $2 million, $0 million, $117 million, $34 million and $94 million, respectively. The Company believes that it will have sufficient sources of funds to satisfy these scheduled maturities. The Company may enter into interest rate swap contracts from time to time. However, the Company did not enter into any interest rate swap contracts during 1996.

     Financial Condition. In each of the four quarters ended December 31, 1996, the Company declared and paid a dividend of approximately $4.4 million on its common stock. On January 17, 1997, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of January 31, 1997, which was paid on February 15, 1997.

     The Company has made approximately $24 million of alternative minimum tax ("AMT") payments, which can be applied to future U.S. Federal tax liabilities. In addition, the Company has approximately $115 million of Net Operating Loss ("NOL") carryforwards, which could be applied against future U.S. taxable income. A full valuation allowance has been provided against these carryforwards due to the uncertainty of their application.

     The Company may enter into hedging contracts and other risk management activities, such as swaps or fixed price contracts in order to minimize the impact of adverse price fluctuations. Gains or losses on these activities are recognized in sales revenues when the underlying exposed hedged production is sold. In 1996, the Company entered into financial futures contracts to hedge a portion of its North Sea crude oil production. In 1996 the Company settled crude oil hedging contracts of 1,488,000 barrels at average Brent prices of $17.21 per barrel. As of February 28, 1997, the Company did not have any open contracts.

     The functional currency for translating the accounts of foreign subsidiaries is the U.S. dollar, except for subsidiaries in the U.K. where the functional currency is pounds sterling. The Company's revenues are predominantly based upon the world market price for crude oil, which is denominated in U.S. dollars. Certain operating costs, taxes, capital costs and intercompany transactions represent commitments settled in foreign currencies. Exchange rate fluctuations on transactions in currencies other than the functional currency are recognized as gains and losses in current period income. The Company periodically enters into foreign exchange contracts as a hedge against fluctuations in foreign currency rates. These contracts are generally of a short-term nature. At December 31, 1996, the Company had open contracts with a net value of 9 million pounds sterling. However, there are foreign exchange risks inherent in operations such as the Company's, and the Company cannot predict with any certainty the results of currency exchange rate fluctuations.

     The foregoing discussion of the Company's financial condition and liquidity includes in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainty, including, but not limited to, the following: volatility of crude oil, LNG, natural gas and ethylene prices, production variances from expectations, the need to develop and replace reserves, environmental risks, drilling and operating risks, risks related to exploration and development projects, uncertainties about estimates of reserves, competition, government actions and regulations, and the ability of the Company to implement its business strategy. For additional discussion of such risks, uncertainties and assumptions, see Item 1. Business -- Risk Factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   35
Consolidated Balance Sheet, December 31, 1996 and 1995......   36
Consolidated Statement of Operations, Years Ended December
  31, 1996, 1995 and 1994...................................   37
Consolidated Statement of Cash Flows, Years Ended December
  31, 1996, 1995 and 1994...................................   38
Consolidated Statement of Stockholders' Equity, Years Ended
  December 31, 1996, 1995 and 1994..........................   39
Notes to Consolidated Financial Statements..................   40

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
  Union Texas Petroleum Holdings, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Union Texas Petroleum Holdings, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
February 14, 1997

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
Current assets:
  Cash and cash equivalents.................................  $   43,574    $   11,069
  Accounts and notes receivable, less allowance for doubtful
     accounts...............................................      96,687        77,517
  Inventories...............................................      39,721        42,764
  Prepaid expenses and other current assets.................      23,560        27,924
                                                              ----------    ----------
          Total current assets..............................     203,542       159,274
Equity investment...........................................      93,262       108,476
Property, plant and equipment, at cost, less accumulated
  depreciation, depletion and amortization*.................   1,632,423     1,551,198
Other assets................................................      12,777        17,870
                                                              ----------    ----------
          Total assets......................................  $1,942,004    $1,836,818
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $    2,290    $    2,292
  Accounts payable..........................................     103,225        95,768
  Taxes payable.............................................     126,813        55,779
  Other current liabilities.................................      48,511        41,704
                                                              ----------    ----------
          Total current liabilities.........................     280,839       195,543
Long-term debt..............................................     558,463       712,132
Deferred income taxes.......................................     391,534       395,289
Other liabilities...........................................     125,146       110,064
                                                              ----------    ----------
          Total liabilities.................................   1,355,982     1,413,028
                                                              ----------    ----------
Stockholders' equity:
  Common stock..............................................       4,391         4,391
  Paid in capital...........................................      18,863        19,405
  Cumulative foreign exchange translation adjustment and
     other..................................................     (21,955)      (75,077)
  Retained earnings.........................................     614,376       479,620
  Common stock held in treasury, at cost, 1,490,322 shares
     at December 31, 1996 and 247,145 shares at December 31,
     1995...................................................     (29,653)       (4,549)
                                                              ----------    ----------
          Total stockholders' equity........................     586,022       423,790
                                                              ----------    ----------
          Total liabilities and stockholders' equity........  $1,942,004    $1,836,818
                                                              ==========    ==========

---------------

* The Company follows the successful efforts method of accounting for oil and gas activities.

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1996         1995        1994
                                                            ----------    --------    --------
REVENUES:
  Sales and operating revenues............................  $1,008,476    $851,601    $747,883
  Interest income and other revenues......................       1,836       3,557       1,268
  Net income of equity investee...........................      26,137      20,871      20,444
                                                            ----------    --------    --------
                                                             1,036,449     876,029     769,595
COSTS AND OTHER DEDUCTIONS:
  Product costs and operating expenses....................     341,057     299,133     299,586
  Exploration expenses....................................      51,765      77,185      53,532
  Depreciation, depletion and amortization................     212,470     191,503     168,570
  Selling, general and administrative expenses............      26,945      26,098      24,525
  Interest expense........................................      25,173      28,783      11,399
                                                            ----------    --------    --------
Income before income taxes................................     379,039     253,327     211,983
Provision for income taxes................................     226,812     150,977     145,245
                                                            ----------    --------    --------
Net income................................................  $  152,227    $102,350    $ 66,738
                                                            ==========    ========    ========
EARNINGS PER SHARE OF COMMON STOCK:
  Net income..............................................  $     1.75    $   1.17    $    .76
                                                            ==========    ========    ========
DIVIDENDS PER SHARE OF COMMON STOCK.......................  $      .20    $    .20    $    .20
                                                            ==========    ========    ========
Weighted average number of shares outstanding (000's).....      87,155      87,687      87,642
                                                            ==========    ========    ========

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1996         1995         1994
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $ 152,227    $ 102,350    $  66,738
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...........    212,470      191,503      168,570
     Deferred income taxes..............................    (31,588)     (19,576)     (11,962)
     Net income of equity investee......................    (26,137)     (20,871)     (20,444)
     Other..............................................      2,981        3,581        4,027
                                                          ---------    ---------    ---------
       Net cash provided by operating activities before
          changes in other assets and liabilities.......    309,953      256,987      206,929
       (Increase) in accounts and notes receivable......    (17,793)     (22,667)      (4,510)
       (Increase) decrease in inventories...............      4,228        1,351       (8,187)
       (Increase) decrease in prepaid expenses and other
          assets........................................     10,569       (6,628)       6,303
       Increase in accounts payable and other
          liabilities...................................      8,410        3,233       19,719
       (Decrease) increase in income taxes payable......     68,630        1,649       (5,618)
                                                          ---------    ---------    ---------
       Net cash provided by operating activities........    383,997      233,925      214,636
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............   (181,967)    (412,039)    (299,578)
  Cash provided by equity investee......................     41,351       26,900        9,050
  Cash required by sale of businesses, net..............                    (809)      (2,488)
                                                          ---------    ---------    ---------
  Net cash required by investing activities.............   (140,616)    (385,948)    (293,016)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt......................     61,440      327,103       80,503
  Payments to settle long-term debt.....................     (2,292)      (2,292)     (37,292)
  Net payments under credit facilities..................   (132,000)    (193,503)
  Net (payments)/proceeds from money market lines of
     credit.............................................    (92,069)      43,151       47,130
  Purchase of treasury stock............................    (32,360)      (4,136)      (6,089)
  Proceeds from issuance of treasury stock..............      3,876        1,916        1,593
  Proceeds from issuance of common stock................                                  311
  Dividends paid........................................    (17,471)     (17,536)     (17,530)
                                                          ---------    ---------    ---------
  Net cash provided (required) by financing
     activities.........................................   (210,876)     154,703       68,626
                                                          ---------    ---------    ---------
  Net increase (decrease) in cash and cash
     equivalents........................................     32,505        2,680       (9,754)
Cash and cash equivalents at beginning of year..........     11,069        8,389       18,143
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $  43,574    $  11,069    $   8,389
                                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest (net of amount capitalized)...............  $  22,882    $  29,765    $  11,933
     Income taxes.......................................    190,517      168,140      154,669

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
COMMON STOCK (SHARES)
  Authorized........................................  200,000,000    200,000,000    200,000,000
                                                      ===========    ===========    ===========
  Issued:
     Beginning of year..............................   87,829,283     87,829,283     87,805,095
     Issuance of stock..............................                                     24,188
                                                      -----------    -----------    -----------
     Ending balance.................................   87,829,283     87,829,283     87,829,283
                                                      ===========    ===========    ===========
COMMON STOCK AT PAR VALUE ($.05 PER SHARE)
  Beginning of year.................................  $     4,391    $     4,391    $     4,390
  Issuance of stock.................................                                          1
                                                      -----------    -----------    -----------
  Ending balance....................................  $     4,391    $     4,391    $     4,391
                                                      ===========    ===========    ===========
PAID IN CAPITAL
  Beginning balance.................................  $    19,405    $    19,889    $    20,436
  Issuance of stock.................................                                        312
  Reissuance of treasury stock......................         (542)          (484)          (859)
                                                      -----------    -----------    -----------
  Ending balance....................................  $    18,863    $    19,405    $    19,889
                                                      ===========    ===========    ===========
CUMULATIVE FOREIGN EXCHANGE TRANSLATION ADJUSTMENT
  AND OTHER
  Beginning balance.................................  $   (75,077)   $   (65,476)   $   (86,545)
  Translation adjustments...........................       53,044         (9,406)        20,182
  Supplemental pension plan minimum liability.......           78           (195)           887
                                                      -----------    -----------    -----------
  Ending balance....................................  $   (21,955)   $   (75,077)   $   (65,476)
                                                      ===========    ===========    ===========
RETAINED EARNINGS
  Beginning balance.................................  $   479,620    $   394,806    $   345,598
  Net income........................................      152,227        102,350         66,738
  Dividends on common stock.........................      (17,471)       (17,536)       (17,530)
                                                      -----------    -----------    -----------
  Ending balance....................................  $   614,376    $   479,620    $   394,806
                                                      ===========    ===========    ===========
TREASURY STOCK, AT COST
  Beginning balance.................................  $    (4,549)   $    (4,111)   $    (2,633)
  Purchases.........................................      (32,360)        (4,136)        (6,089)
  Issues............................................        7,256          3,698          4,611
                                                      -----------    -----------    -----------
  Ending balance....................................  $   (29,653)   $    (4,549)   $    (4,111)
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

  Use of estimates

     The consolidated financial statements are prepared in conformity with general accepted accounting principles, which require management to make certain estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

  Inventories

     Finished product inventories are valued at the lower of cost or market using the first-in, first-out method ("FIFO"). Materials and supplies inventories are valued at the lower of average cost or market. Effective January 1, 1996, the Company changed the method of accounting for valuing its petrochemical product inventory from the last-in, first out ("LIFO") method to the first-in, first out ("FIFO") method. The change did not have a material effect on the results of operations for prior periods, nor is it anticipated that it will have a material impact on future periods. The Company believes that use of the FIFO method will result in a better measurement of operating results and better reflects the current value of inventory on the balance sheet.

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

     Depreciation, depletion and amortization of the capitalized costs of producing properties, both tangible and intangible, are provided for on the units-of-production basis. Unit-of-production rates are based on estimated recoverable oil and gas reserves. Annually, or whenever significant events or changes in circumstances occur, oil and gas producing properties are reviewed to determine whether it is probable that impairment of the capitalized cost of specific producing asset groups has occurred. Amortization of

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

undeveloped acreage from date of acquisition is based upon such factors as lease term, estimated evaluation period and prior experience. The Company reviews its leases and related amortization rates periodically.

     Estimated dismantlement, restoration and abandonment costs net of estimated salvage value are taken into account in determining amortization. Depreciable assets other than oil and gas properties are depreciated using the straight-line method based on estimated asset service lives from 5 to 31 years.

  Foreign currency

     The functional currency for translating the accounts of foreign subsidiaries is the U.S. dollar, except for subsidiaries in the United Kingdom, where the functional currency is the local currency. Translation adjustments of this local currency, which represent unrealized increases and decreases in the Company's net investment in foreign operations as the result of exchange rate changes, are included in stockholders' equity as the cumulative foreign exchange translation adjustment. Transaction gains and losses resulting from the effect of exchange rate fluctuations on transactions in currencies other than the functional currency are included in determining net income. Foreign exchange losses included in the determination of net income for the years 1996, 1995, and 1994 were $54, $768 and $178, respectively.

  Hedging Activities

     The Company may enter into hedging contracts and other risk management activities, such as swaps or fixed price contracts, in order to minimize the impact of adverse price fluctuation. Gains or losses on these activities are recognized in sales revenues when the underlying exposed hedged production is sold. During 1996, the Company entered into financial hedging futures contracts to offset a portion of its North Sea crude oil production. As of December 31, 1996, the Company did not have any open contracts.

  Other

     The fair value of financial instruments included in the Company's assets and liabilities approximates carrying value. Cash equivalents are comprised of highly liquid debt instruments purchased at a maturity of three months or less.

NOTE 2 -- ACCOUNTS AND NOTES RECEIVABLE

     At December 31, 1996 and 1995, accounts and notes receivable consisted of the following:

                                                               1996       1995
                                                              -------    -------
Accounts receivable, trade..................................  $96,687    $77,593
Less -- allowance for doubtful accounts.....................                 (76)
                                                              -------    -------
                                                              $96,687    $77,517
                                                              =======    =======

     Most of the Company's worldwide business activity is with major marketing companies, industrial users and joint venture partners. Those receivables considered a significant credit risk are backed by letters of credit. Typically, credit terms are of a short-term nature.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 3 -- INVENTORIES

     At December 31, 1996 and 1995, inventories consisted of the following:

                                                               1996       1995
                                                              -------    -------
Products....................................................  $15,804    $16,225
Materials and supplies......................................   23,917     26,539
                                                              -------    -------
                                                              $39,721    $42,764
                                                              =======    =======

NOTE 4 -- EQUITY INVESTMENT

     At December 31, 1996 and 1995, an investment, accounted for using the equity method, consisted of the following:

                                                               1996        1995
                                                              -------    --------
Unimar Company..............................................  $93,262    $108,476
                                                              =======    ========

     The Company has a 50% interest in Unimar Company ("Unimar"), a partnership through which the Company has an additional 11.56% working interest in the Indonesian joint venture, resulting in a total working interest for the Company of 37.81%.

     The Company's share of selected financial data for its equity investee are summarized as follows:

                                                       1996        1995        1994
                                                     --------    --------    --------
Net revenues.......................................  $126,326    $101,010    $ 98,963
Gross profit.......................................    90,547      67,777      63,880
Net income reported by equity partnership..........  $ 25,707    $ 20,071    $ 16,552
Other..............................................       430         800       3,892
                                                     --------    --------    --------
Net income of equity investee......................  $ 26,137    $ 20,871    $ 20,444
                                                     ========    ========    ========

                                                                1996        1995
                                                              --------    --------
Current assets..............................................  $ 14,172    $ 12,754
Total assets................................................   191,738     203,607
Current liabilities.........................................    20,047      15,731
Partners' account...........................................    87,219     102,533

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

     At December 31, 1996 and 1995, property, plant and equipment consisted of the following:

                                                               1996           1995
                                                            -----------    -----------
Land and land improvements................................  $    13,055    $    12,635
Oil and gas properties and equipment......................    2,812,546      2,578,742
Plants and equipment......................................      164,167        158,121
Other facilities..........................................       12,082         10,683
Construction and wells in progress........................      205,261         91,073
                                                            -----------    -----------
                                                              3,207,111      2,851,254
Less -- accumulated depreciation, depletion and
  amortization............................................   (1,574,688)    (1,300,056)
                                                            -----------    -----------
                                                            $ 1,632,423    $ 1,551,198
                                                            ===========    ===========

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     On July 18, 1995, the Company, through its subsidiary, Union Texas Petroleum Limited ("UTPL"), acquired from Oryx UK Energy Company ("Oryx") their 15.5% working interest in Block 16/26 in the central U.K. North Sea, which includes the Alba field. UTPL paid Oryx $270 million for the interest. The effective date of the transaction was July 1, 1995. The Company funded the acquisition under its bank credit facilities and its uncommitted and unsecured lines of credit. The Company increased plant, property and equipment by $328 million, the sum of the purchase price of $270 million and a deferred tax payable of $58 million arising from the purchase.

NOTE 6 -- DEBT

     At December 31, 1996 and 1995, long-term debt consisted of the following:

                                                                1996        1995
                                                              --------    --------
Credit facilities...........................................  $      0    $132,000
8.25% Senior Notes due November 15, 1999....................   100,000     100,000
8 3/8% Senior Notes due 2005................................   125,000     125,000
8 1/2% Senior Notes due 2007................................    75,000      75,000
Medium Term Notes...........................................   100,000     100,000
Britannia financing.........................................    98,588      29,368
Subsidiary production loan..................................     2,290       4,582
Money market lines of credit and other......................    59,875     148,474
                                                              --------    --------
                                                               560,753     714,424
Less -- portion due within one year.........................    (2,290)     (2,292)
                                                              --------    --------
                                                              $558,463    $712,132
                                                              ========    ========

  Credit Facilities

     The Company had two unsecured credit facilities (the "Credit Facilities") at December 31, 1996. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 15, 1997 to a one-year term loan maturing March 15, 1998. The other Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning June 30, 2000, with a final maturity of March 31, 2001. The Company is in negotiations to replace the $100 million credit facility and extend the maturity of the $450 million facility. At December 31, 1996, no amounts were outstanding under the Credit Facilities. The $450 million facility allows the Company to borrow up to $300 million in U.S. dollar loans at interest rates determined in a competitive bid process. Loans under the $450 million facility may be made in both pounds sterling and U.S. dollars at the option of the Company. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins subject to increase or decrease in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At December 31, 1996, the Company's adjusted stockholders' equity was approximately $608 million. The Credit Facilities provide the Company with the ability to borrow on a long-term basis.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

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

  Britannia Financing

     The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), which is a wholly owned subsidiary of UTPL, has a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production (including interest and other financing costs incurred prior to completion and potential cost overruns), and any remaining availability after completion may, subject to certain coverage ratios being met, be used for UTBL's general corporate purposes. Except for certain support by UTPL related to any potential cost overruns in excess of the facility amount (limited to 30 million pounds sterling), insurance, tax benefits and administrative services, the lenders' recourse will be limited to the Britannia field project assets and is nonrecourse to the Company. The financing has a final maturity in September 2005. At December 31, 1996, 58 million pounds sterling ($99 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 7.1% per annum.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  Subsidiary Production Loan

     Union Texas Pakistan, Inc., a wholly owned subsidiary of the Company, has a nonrecourse loan with a remaining balance of $2,290, payable from production proceeds, which matures in 1997 and bears interest at the 182-day Treasury bill rate plus 1.0%. At December 31, 1996, such interest rate was 6.3%.

  Money Market Lines of Credit

     Due to the Company's ability to obtain favorable interest rates on short-term borrowings, uncommitted and unsecured lines of credit were established with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's ability to refinance them on a long-term basis through its Credit Facilities. At December 31, 1996, $57 million was outstanding under these money market lines which bore interest at a weighted average rate of 6.5% per annum.

     Interest capitalized for the years 1996, 1995, and 1994 was $26,017, $23,081, and $18,774, respectively.

     Scheduled maturities of long-term debt outstanding during the five years 1997 through 2001 are $2,290, $0, $116,998, $33,996 and $93,871, respectively.

NOTE 7 -- INCOME TAXES

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
United States (Current):
  Federal..........................................  $  2,393    $  2,935    $  3,756
  State............................................    (2,014)      4,767       4,713
                                                     --------    --------    --------
                                                          379       7,702       8,469
                                                     --------    --------    --------
Foreign:
  Current..........................................   258,021     162,851     148,738
  Deferred.........................................   (31,588)    (19,576)    (11,962)
                                                     --------    --------    --------
                                                      226,433     143,275     136,776
                                                     --------    --------    --------
                                                     $226,812    $150,977    $145,245
                                                     ========    ========    ========

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

     Under the corporate alternative minimum tax ("AMT"), the Company's U.S. tax liability is the greater of its regular tax or the AMT. To the extent that the Company's AMT liability exceeds its otherwise determined tax liability, an AMT credit may be generated and this credit may be applied against future tax liabilities. As of December 31, 1996 the Company has an AMT credit of approximately $24 million. In addition, the Company has approximately $115 million of Net Operating Loss ("NOL") carryforwards which could be applied against future U.S. taxable income. A full valuation allowance has been provided against these carryforwards due to the uncertainty of their application.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The principal items accounting for the difference in taxes on income computed at the United States statutory rate and as recorded are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1996        1995        1994
                                                     --------    --------    --------
Computed tax at 35% of pretax income...............  $132,664    $ 88,664    $ 74,194
Taxes in excess of the U.S. tax rate on foreign
  earnings.........................................    77,613      56,353      52,270
Alternative Minimum Tax............................     2,393       2,935       3,756
Domestic operating losses generating no tax
  benefit..........................................    16,156                  10,313
All other items, net...............................    (2,014)      3,025       4,712
                                                     --------    --------    --------
                                                     $226,812    $150,977    $145,245
                                                     ========    ========    ========

     Deferred tax liabilities (assets) are comprised of the effects of temporary differences as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
Gross deferred tax liabilities:
  Property differences pertaining to depreciation and other
     expenditures...........................................  $457,112   $399,665
  Acquisitions..............................................               57,858
Gross deferred tax assets:
  U.K. Corporation Tax effect of deferred Petroleum Revenue
     Tax....................................................   (30,439)   (29,537)
  Dismantlement and removal provision.......................   (35,139)   (32,697)
                                                              --------   --------
                                                              $391,534   $395,289
                                                              ========   ========

NOTE 8 -- PENSION BENEFITS

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The Pension Plan has assets in excess of the projected benefit obligation for 1996. The assets of this plan are held by trustees and are invested in common stock, fixed rate and real estate investments. The following table sets forth the plans' funded status at December 31, 1996 and 1995:

                                                                       SUPPLEMENTAL
                                                  PENSION PLAN       RETIREMENT PLANS
                                               -------------------   -----------------
                                                 1996       1995      1996      1995
                                               --------   --------   -------   -------
Actuarial present value of benefit
  obligations:
  Vested benefits............................  $114,078   $122,084   $ 4,273   $ 4,050
  Nonvested benefits.........................     4,692      4,464       246       207
                                               --------   --------   -------   -------
          Total accumulated benefit
            obligation.......................   118,770    126,548     4,519     4,257
  Amounts related to projected pay
     increases...............................     9,584      9,288     2,254     1,856
                                               --------   --------   -------   -------
          Total projected benefit
            obligation.......................   128,354    135,836     6,773     6,113
Net assets available for plan benefits held
  by trustees................................   136,623    142,742
                                               --------   --------   -------   -------
Net assets over (under) projected benefit
  obligation.................................     8,269      6,906    (6,773)   (6,113)
Unrecognized net obligation at the date of
  initial application of FAS 87 (1/1/86).....     1,241      1,657
Unrecognized prior service cost..............     2,670      3,220       917     1,323
Adjustment required to recognize minimum
  liability..................................                         (1,574)   (2,058)
Unrecognized net (gain) loss.................    (6,682)    (7,807)    2,911     2,591
                                               --------   --------   -------   -------
Prepaid pension cost (pension liability).....  $  5,498   $  3,976   $(4,519)  $(4,257)
                                               ========   ========   =======   =======

     Net periodic pension cost for 1996, 1995 and 1994 included the following components:

                                                        1996        1995       1994
                                                      --------    --------    -------
Service cost-benefits earned during the period......  $  2,917    $  2,310    $ 2,474
Interest cost on projected benefit obligation.......    10,015      10,469     10,173
Return on plan assets...............................   (19,113)    (30,625)       477
Net amortization and deferral.......................     9,635      22,560     (9,381)
                                                      --------    --------    -------
Net periodic pension cost before effect of
  settlement loss, curtailment loss and termination
  benefits..........................................     3,454       4,714      3,743
Settlement (gain) loss..............................      (822)                   596
Curtailment loss....................................       359
Termination benefits................................     2,586
                                                      --------    --------    -------
Net periodic pension cost...........................  $  5,577    $  4,714    $ 4,339
                                                      ========    ========    =======

     The 1994 settlement loss resulted from certain lump sum payments to employees who terminated from participation in the Supplemental Retirement Plans during the year. The 1996 settlement gain, curtailment loss and the termination benefits resulted from a 1996 voluntary retirement program. During the third quarter of 1996, the Company offered a voluntary retirement program for 77 of its 1,100 employees who met certain criteria and were either nearing retirement eligibility or were already eligible, providing such employees the special one-time opportunity to retire with enhanced benefits. A total of 47 employees elected to participate in the program.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The assumed average rate of return on plan assets was 8% in 1996, 1995 and 1994 for the plans. Measurement of the projected benefit obligation was based on an assumed discount rate of 7.25% and 7% in 1996, 7.25% and 7% in 1995 and 8.5% and 7% in 1994 for normal and lump sum eligible participants, respectively, for the Pension and Supplemental Retirement Plans and an assumed long-term rate of compensation increase of 5%, 4.5% and 4.5% for the Pension and Supplemental Retirement Plans in 1996, 1995 and 1994, respectively.

NOTE 9 -- OTHER POSTRETIREMENT BENEFITS

     The Company currently provides postretirement benefits, principally health care and life insurance benefits, for employees. Under the Company's current policy, substantially all of the Company's employees may become eligible for those benefits if they reach normal retirement age with ten years of service while working for the Company. These benefits are unfunded.

     The following table sets forth the plan's status at December 31:

                                                                1996        1995
                                                              --------    --------
Accumulated postretirement benefit obligation:
  Retirees' benefits........................................  $ 33,501    $ 31,481
  Other fully eligible participants' benefits...............     3,465       5,247
  Other active plan participants' benefits..................     6,405       7,128
                                                              --------    --------
     Accumulated postretirement benefit obligation..........   (43,371)    (43,856)
Unrecognized amounts:
     Prior service cost.....................................    (7,831)    (11,885)
     Net loss...............................................    13,692      17,136
                                                              --------    --------
Accrued obligation..........................................  $(37,510)   $(38,605)
                                                              ========    ========

     Net postretirement benefit cost for 1996, 1995 and 1994 included the following components:

                                                         1996       1995       1994
                                                        -------    -------    -------
Service cost-benefits earned during the period........  $   603    $   503    $   497
Interest cost on projected benefit obligation.........    2,901      3,117      2,735
Net amortization......................................   (3,094)    (3,136)    (3,051)
                                                        -------    -------    -------
Net postretirement benefit cost.......................  $   410    $   484    $   181
                                                        =======    =======    =======

     Measurement of the accumulated postretirement benefit obligation was based on an assumed discount rate of 7.25% for 1996, 7.25% for 1995 and 8.5% for 1994. For measurement purposes, a 11.25%, 12% and 12.75% annual rate of increase in the per capita cost of covered health care benefits for those age 65 and older were assumed for 1996, 1995 and 1994, respectively; the rate was assumed to decrease linearly to 6% for 2003 and after. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and 1995, by $1,898 and $1,988, respectively. Additionally, it would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 by $201, $216 and $176, respectively.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 10 -- STOCK OPTIONS

     The Company has four stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans and adopted the footnote disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for its fixed stock option plans other than options granted with attached stock appreciation rights, which may, at the employees' option be settled in cash or the issuance of stock. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                                1996        1995
                                                              --------    --------
Net income As Reported......................................  $152,227    $102,350
  Pro Forma.................................................  $151,188    $102,350*
Primary earnings per share
  As Reported...............................................  $   1.75    $   1.17
  Pro Forma.................................................  $   1.73    $   1.17*

---------------

* No impact on 1995 net income or earnings per share since no stock options granted after 1994 vested during 1995.

     The Company has four fixed stock option plans. Under the terms of the 1994 Incentive Plan, the Company has authorized the issuance of options to employees and certain members of the board of directors to purchase up to 4 million shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. The options granted to employees vest at 25% per annum. A total of 1,252,300 options were granted in 1996, which included grants in January 1996 to the Company's new Chief Executive Officer ("CEO") of 225,000 shares at $19.3125 per share and 1,027,300 shares at $21.4375 per share in October 1996 to all U.S.-based employees, including the CEO. Certain officers have been granted nonqualified options and incentive stock options with appreciation rights. At December 31, 1996, options outstanding with respect to 842,100 shares of common stock have appreciation rights attached. Following the adoption of the 1994 Incentive Plan during 1995, all further stock option grants will be made under the 1994 Incentive Plan only. In 1996, 12,000 options at $18.3125 per share, were granted to certain directors and these options are 100% vested.

     Under the terms of the 1992 Stock Option Plan, the Company authorized the issuance of options to employees to purchase up to 4 million shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. Options granted prior to 1994 vest at 20% per annum. Options granted in 1994 vest at 25% per annum. At December 31, 1996, options outstanding with respect to 547,800 shares of common stock have appreciation rights attached.

     Under the terms of the 1985 Stock Option Plan (the "1985 Plan"), the Company authorized the issuance of options to officers and key employees to purchase up to 4,466,667 shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. Certain officers have been granted options with appreciation rights. All options granted are fully vested. At December 31, 1996, options outstanding with respect to 309,403 shares of common stock have appreciation rights attached.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Under the terms of the 1987 Stock Option Plan, the Company authorized the issuance of options to purchase up to 1,333,333 shares of common stock to certain employees not covered under the 1985 Plan. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. All options granted are fully vested.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995; dividend yield of 1.03%, expected volatility of 25.32%, risk-free interest rates of 6.36% and 5.87%, respectively, and expected lives of 6 years.

     A summary of the status of the Company's four fixed stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                                  1996                         1995                         1994
                                       --------------------------   --------------------------   --------------------------
                                                     WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                      AVERAGE                      AVERAGE                      AVERAGE
                                        SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                       ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of year.....  4,172,595       $18.08       3,535,396       $17.97       2,819,708       $17.40
Granted..............................  1,252,300        21.06         896,200        18.06         960,900        18.75
Exercised............................    260,628        16.17         164,274        14.97         149,894        11.39
Canceled.............................     75,650        19.34          94,727        19.25          95,318        19.23
                                       ---------                    ---------                    ---------
Outstanding at end of year...........  5,088,617        18.89       4,172,595        18.08       3,535,396        17.97
                                       =========                    =========                    =========
Options Exercisable at year-end......  2,319,023                    1,787,941                    1,387,972
Weighted-average fair value of
  options granted during the year....      $7.43                        $6.06                        $7.09

     The following table summarizes information about the four fixed stock option plans at December 31, 1996:

                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                          -----------------------------------------------   ----------------------------
                                                            WEIGHTED                          NUMBER
                                            NUMBER          AVERAGE          WEIGHTED-      EXERCISABLE     WEIGHTED-
                RANGE OF                  OUTSTANDING      REMAINING          AVERAGE           AT           AVERAGE
            EXERCISE PRICES               AT 12/31/96   CONTRACTUAL LIFE   EXERCISE PRICE    12/31/96     EXERCISE PRICE
            ---------------               -----------   ----------------   --------------   -----------   --------------
$12.25-16.125...........................     660,447           2.5 year        $14.19          660,447        $14.19
$18.0625-21.4375........................   4,428,170           8.1              19.59        1,658,576         19.16
                                           ---------                                         ---------
$12.25-21.4375..........................   5,088,617           7.3              18.89        2,319,023         17.74
                                           =========                                         =========

NOTE 11 -- MAJOR CUSTOMERS

     During 1996, the Company's U.K. operations had sales to Elf Trading, in the amount of $120,805 or 12% of the Company's total sales and operating revenues. During 1995, the Company's U.K. operations had sales to B.P. Oil International Limited and Elf Trading, in the amount of $107,891 and $109,067, or 13% and 13%, respectively, of total sales and operating revenues. During 1994, the Company's U.K. operations had sales to B.P. Oil International Limited and Elf Trading in the amount of $81,292 and $80,578, 11% and 11%, respectively, of total sales and operating revenues.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 12 -- SEGMENT FINANCIAL DATA

                                                       EXPLORATION AND PRODUCTION
                                          ----------------------------------------------------
                                           UNITED                                      OTHER      PETRO-
                                           STATES    UNITED                            INTER-    CHEMICALS
                                          (ALASKA)   KINGDOM   INDONESIA   PAKISTAN   NATIONAL      (a)      OTHER(a)    TOTAL
                                          --------   -------   ---------   --------   --------   ---------   --------    ------
                                                                          (DOLLARS IN MILLIONS)
1996
Sales and operating revenues............             $  406      $341        $66                   $193        $  2      $1,008
                                                     ======      ====        ===                   ====        ====      ======
Operating profit (loss).................    $(8)     $  163      $233        $39        $(33)      $ 24        $(15)     $  403
Interest income.........................                  1         1                                                         2
General and administrative expenses.....                                                                        (27)        (27)
Interest expense........................                 (4)                  (1)                               (20)        (25)
Net income of equity investee...........                           26                                                        26
                                            ---      ------      ----        ---        ----       ----        ----      ------
Income (loss) before income taxes.......     (8)        160       260         38         (33)        24         (62)        379
Income taxes (benefit)..................                 75       139         11                      9          (7)        227
                                            ---      ------      ----        ---        ----       ----        ----      ------
Net income (loss).......................    $(8)     $   85      $121        $27        $(33)      $ 15        $(55)     $  152
                                            ===      ======      ====        ===        ====       ====        ====      ======
Identifiable assets.....................    $23      $1,244      $444        $60        $ 15       $116        $ 40      $1,942
Capital additions.......................     11         119        23         15           7          8           3         186
Depreciation, depletion and
  amortization..........................      1         156        39          7           1          6           2         212

1995
Sales and operating revenues............             $  323      $276        $51        $  1       $200        $  1      $  852
                                                     ======      ====        ===        ====       ====        ====      ======
Operating profit (loss).................    $(6)     $   84      $178        $19        $(49)      $ 62        $ (5)     $  283
Interest income.........................                  2         1                                             1           4
General and administrative expenses.....                                                                        (26)        (26)
Interest expense........................                 (6)                  (1)                               (22)        (29)
Net income of equity investee...........                           21                                                        21
                                            ---      ------      ----        ---        ----       ----        ----      ------
Income (loss) before income taxes.......     (6)         80       200         18         (49)        62         (52)        253
Income taxes (benefit)..................                 34       105          4                     24         (16)        151
                                            ---      ------      ----        ---        ----       ----        ----      ------
Net income (loss).......................    $(6)     $   46      $ 95        $14        $(49)      $ 38        $(36)     $  102
                                            ===      ======      ====        ===        ====       ====        ====      ======
Identifiable assets.....................    $13      $1,168      $459        $46        $  9       $111        $ 31      $1,837
Capital additions.......................      6         353        30         10           2          7           1         409
Depreciation, depletion and
  amortization..........................                139        35          7           4          5           2         192

1994
Sales and operating revenues............             $  260      $278        $39        $  1       $169        $  1      $  748
                                                     ======      ====        ===        ====       ====        ====      ======
Operating profit (loss).................    $(7)     $   57      $174        $13        $(25)      $ 24        $(10)     $  226
Interest income.........................                  1                                                                   1
General and administrative expenses.....                                                                        (24)        (24)
Interest expense........................                  1                                                     (12)        (11)
Net income (loss) of equity investee....                           21                                            (1)         20
                                            ---      ------      ----        ---        ----       ----        ----      ------
Income (loss) before income taxes.......     (7)         59       195         13         (25)        24         (47)        212
Income taxes............................                 32       101          3                      9                     145
                                            ---      ------      ----        ---        ----       ----        ----      ------
Net income (loss).......................    $(7)     $   27      $ 94        $10        $(25)      $ 15        $(47)     $   67
                                            ===      ======      ====        ===        ====       ====        ====      ======
Identifiable assets.....................    $ 8      $  887      $473        $40        $ 11       $108        $ 18      $1,545
Capital additions.......................      2         219        31          9           8          6           1         276
Depreciation, depletion and
  amortization..........................      2         114        37          7           2          5           2         169

---------------

(a) Petrochemical operations and Other represent United States activities.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 13 -- COMMITMENTS

     The Company has entered into various commitments and operating agreements related to the development of and production from certain proved oil and gas properties. Also during the normal course of business, the Company has issued various letters of credit, bank guarantees and performance bonds, which at December 31, 1996, totaled $4 million. At December 31, 1996, the Company had open foreign exchange contracts with a net value of 9 million pounds sterling. These contracts hedge economic exposures, based on the Company's assessment of its net exposure to changes in foreign currency rates. It is management's belief that such commitments and guarantees will be met without material adverse effect on the Company's financial position.

     The amounts of operating lease obligations due during the five years 1997 through 2001 are $8,642, $8,290, $8,016, $7,243 and $6,582, respectively.

     Rental expense for the years 1996, 1995 and 1994 was $8,783, $9,379, and $9,520, respectively.

NOTE 14 -- CONTINGENCIES

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

NOTE 15 -- SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  1996                                         1995
                                             QUARTER ENDED                                QUARTER ENDED
                         ------------------------------------------------------   ------------------------------
                         MAR. 31    JUNE 30    SEPT. 30   DEC. 31       YEAR      MAR. 31    JUNE 30    SEPT. 30
                         --------   --------   --------   --------   ----------   --------   --------   --------
Net sales and operating
  revenues.............  $258,178   $223,192   $227,284   $299,822   $1,008,476   $239,558   $200,425   $197,255
Gross profit...........   126,518     96,052    100,659    144,915      468,144    117,080     90,736     77,391
Net income.............    47,561     30,837     33,521     40,308      152,227     46,677     20,102     11,723
Per share of common
  stock:
Net earnings...........       .54        .35        .39        .47         1.75        .53        .23        .13
Dividends..............       .05        .05        .05        .05          .20        .05        .05        .05
Market price:
High...................    20 1/4     20 1/4     21 3/4         23           23     23 1/8     23 7/8     21 1/2
Low....................    17 5/8         18     18 5/8     20 5/8       17 5/8     18 1/4         21         18

                                1995
                            QUARTER ENDED
                         -------------------
                         DEC. 31      YEAR
                         --------   --------
Net sales and operating
  revenues.............  $214,363   $851,601
Gross profit...........    87,858    373,065
Net income.............    23,848    102,350
Per share of common
  stock:
Net earnings...........       .27       1.17
Dividends..............       .05        .20
Market price:
High...................    19 7/8     23 7/8
Low....................    17 1/8     17 1/8

---------------

Source of Market Prices: New York Stock Exchange Composite Transactions Tape

NOTE 16 -- SUPPLEMENTARY OIL AND GAS INFORMATION

  Reserve estimation -- (Unaudited)

     Oil and gas reserves cannot be measured exactly. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price, costs and other economic factors. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgement. Consequently, reserve estimates are subject to revision as additional data becomes available during the producing life of a reservoir. When a commercial reservoir is discovered,

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

proved reserves are initially determined based on only limited data from the first well or wells. Further drilling may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the estimate.

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

     In 1996, the Company and co-venturers ARCO Alaska, Inc. (operator) and Anadarko Petroleum Corp. announced plans to develop the Alpine oil field in Alaska. In 1996, the Company recorded 32 million net barrels in proved undeveloped oil reserves from the Alpine field which is scheduled to begin production in 2000.

     In 1995, the Company purchased an interest in the Alba field in the U.K. North Sea, adding at July 1, 1995, 45 million barrels of oil equivalent ("boe").

     In 1994, the Company purchased an interest in the undeveloped Britannia field in the U.K. North Sea, adding at year end 1994, 38 million boe to its proved reserves.

     Information presented for the Company's operations in Indonesia relates to a production sharing contract between a joint venture group in which the Company is a member and Pertamina. Debt service relating to the Indonesian facility which liquefies natural gas supplied by the joint venture and other production sharing contractors is accounted for by the Company as a cost of production and operation. The debt obligation is non-recourse to the Company. Such debt service is deducted in estimating future net revenues to be distributed among Pertamina and the production sharing contractors including the joint venture and the Company's interest therein. The joint venture has no ownership interest in the oil and gas reserves but does have the right to share revenues and/or production and is entitled to recover most field and other operating costs and capital depreciation. Indonesian reserves associated with the Unimar partnership are shown under the caption "Non-Consolidated Interests." The reserve estimates, which are based on year-end prices, are subject to revision as product prices and costs fluctuate due to the cost recovery feature under the production sharing contract. The impact on reserves is inversely related to price changes and directly related to changes in field operating and capital costs. In addition, reserve estimates are subject to revision due to the effect that price fluctuations generally have on estimates of recoverable reserves.

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

     "Other International" represents an interest in Egypt, which was sold in December, 1996.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The Company's net quantities of proved developed and undeveloped reserves of oil and natural gas, by geographic areas and changes therein, were as follows:

 ESTIMATED QUANTITIES OF NET PROVED CRUDE OIL AND NATURAL GAS LIQUIDS RESERVES

                                                    CONSOLIDATED SUBSIDIARIES
                               -------------------------------------------------------------------
                                UNITED                                                                   NON-
                                STATES    UNITED                               OTHER                 CONSOLIDATED     TOTAL
                               (ALASKA)   KINGDOM   INDONESIA   PAKISTAN   INTERNATIONAL    TOTAL     INTERESTS     WORLDWIDE
                               --------   -------   ---------   --------   -------------   -------   ------------   ---------
                                                                   (THOUSANDS OF BARRELS)
YEAR ENDED DECEMBER 31, 1996
Net proved reserves
  -- beginning of year.......             105,714    18,942       4,383          19        129,058      7,711        136,769
  -- revisions of previous
    estimates................               (546)        42       3,589          (4)         3,081        (52)         3,029
  -- extensions, discoveries
    and other additions......   32,005     1,498                  1,053                     34,556                    34,556
  -- production..............             (16,152)   (2,035)     (2,279)        (15)       (20,481)      (673)       (21,154)
                                ------    -------    ------      ------         ---        -------      -----        -------
Net proved reserves
  -- end of year.............   32,005    90,514     16,949       6,746           0        146,214      6,986        153,200
                                ======    =======    ======      ======         ===        =======      =====        =======
Net proved developed reserves
  -- beginning of year.......             67,147     17,041       3,215          19         87,422      6,926         94,348
  -- end of year.............             51,265     12,071       4,839           0         68,175      4,944         73,119
YEAR ENDED DECEMBER 31, 1995
Net proved reserves
  -- beginning of year.......             73,862     19,142       3,842          32         96,878      7,571        104,449
  -- revisions of previous
    estimates................              1,995      1,894       1,275           9          5,173        832          6,005
  -- purchase of minerals in
    place....................             45,012                                            45,012                    45,012
  -- extensions, discoveries
    and other additions......                                     1,261                      1,261                     1,261
  -- production..............             (15,155)   (2,094)     (1,995)        (22)       (19,266)      (692)       (19,958)
                                          -------    ------      ------         ---        -------      -----        -------
Net proved reserves
  -- end of year.............             105,714    18,942       4,383          19        129,058      7,711        136,769
                                          =======    ======      ======         ===        =======      =====        =======
Net proved developed reserves
  -- beginning of year.......             56,773     17,247       2,714          32         76,766      6,835         83,601
  -- end of year.............             67,147     17,041       3,215          19         87,422      6,926         94,348
YEAR ENDED DECEMBER 31, 1994
Net proved reserves
  -- beginning of year.......             69,199     17,779       4,660          35         91,673      6,809         98,482
  -- revisions of previous
    estimates................              8,818      3,371         699          48         12,936      1,426         14,362
  -- extensions, discoveries
    and other additions......                                       278                        278                       278
  -- purchase of minerals in
    place....................              9,241                                             9,241                     9,241
  -- production..............             (13,396)   (2,008)     (1,795)        (51)       (17,250)      (664)       (17,914)
                                          -------    ------      ------         ---        -------      -----        -------
Net proved reserves
  -- end of year.............             73,862     19,142       3,842          32         96,878      7,571        104,449
                                          =======    ======      ======         ===        =======      =====        =======
Net proved developed reserves
  -- beginning of year.......             33,709     14,503       3,293          35         51,540      5,557         57,097
  -- end of year.............             56,773     17,247       2,714          32         76,766      6,835         83,601

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

            ESTIMATED QUANTITIES OF NET PROVED NATURAL GAS RESERVES

                                                        CONSOLIDATED SUBSIDIARIES
                                              ---------------------------------------------       NON-
                                              UNITED                                          CONSOLIDATED       TOTAL
                                              KINGDOM   INDONESIA      PAKISTAN     TOTAL      INTERESTS       WORLDWIDE
                                              -------   ---------      --------   ---------   ------------     ---------
                                                                       (MILLIONS OF CUBIC FEET)
YEAR ENDED DECEMBER 31, 1996
Net proved reserves
  -- beginning of year......................  344,132    898,374       121,422    1,363,928     365,079        1,729,007
  -- revisions of previous estimates........   4,407      44,909        10,846       60,162      18,352           78,514
  -- extensions, discoveries and other
    additions...............................  31,791                     2,904       34,695                       34,695
  -- production.............................  (16,858)   (96,539)(a)   (15,145)    (128,542)    (31,925)(a)     (160,467)
                                              -------   ---------      -------    ---------     -------        ---------
Net proved reserves
  -- end of year............................  363,472    846,744(a)    120,027    1,330,243     351,506(a)     1,681,749
                                              =======   =========      =======    =========     =======        =========
Net proved developed reserves
  -- beginning of year......................  139,413    758,942        58,642      956,997     307,102        1,264,009
  -- end of year............................  126,963    718,721        57,019      902,703     297,841        1,200,544
YEAR ENDED DECEMBER 31, 1995
Net proved reserves
  -- beginning of year......................  319,621    972,796        97,895    1,390,312     385,834        1,776,146
  -- revisions of previous estimates........  37,079      19,270        24,976       81,325      10,228           91,553
  -- extensions, discoveries and other
    additions...............................                            14,952       14,952                       14,952
  -- production.............................  (12,568)   (93,692)(a)   (16,401)    (122,661)    (30,983)(a)     (153,644)
                                              -------   ---------      -------    ---------     -------        ---------
Net proved reserves
  -- end of year............................  344,132    898,374(a)    121,422    1,363,928     365,079(a)     1,729,007
                                              =======   =========      =======    =========     =======        =========
Net proved developed reserves
  -- beginning of year......................  149,301    812,933        51,883    1,014,117     320,502        1,334,619
  -- end of year............................  139,413    758,942        58,642      956,997     307,102        1,264,099
YEAR ENDED DECEMBER 31, 1994
Net proved reserves
  -- beginning of year......................  139,195   1,008,863      101,753    1,249,811     389,670        1,639,481
  -- revisions of previous estimates........   6,625      63,381         3,303       73,309      29,054          102,363
  -- extensions, discoveries and other
    additions...............................  15,673                     8,618       24,291                       24,291
  -- purchase of minerals in place..........  166,828                               166,828                      166,828
  -- production.............................  (8,700)    (99,448)(a)   (15,779)    (123,927)    (32,890)(a)     (156,817)
                                              -------   ---------      -------    ---------     -------        ---------
Net proved reserves
  -- end of year............................  319,621    972,796(a)     97,895    1,390,312     385,834(a)     1,776,146
                                              =======   =========      =======    =========     =======        =========
Net proved developed reserves
  -- beginning of year......................  131,002    785,135        38,784      954,921     299,768        1,254,689
  -- end of year............................  149,301    812,933        51,883    1,014,117     320,502        1,334,619

---------------

(a) Includes gas consumed in the operation of the LNG plant, which was approximately 12 Bcf and 4 Bcf, 11 Bcf and 4 Bcf and 11 Bcf and 4 Bcf attributable to the Company and its Unimar partnership, respectively, for 1996, 1995 and 1994; and gas sold to fertilizer plants and a refinery.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  Costs incurred and results of operations

     Costs incurred in oil and gas property acquisition, exploration and development activities whether expensed or capitalized were as follows:

                                           CONSOLIDATED SUBSIDIARIES
                       -----------------------------------------------------------------
                        UNITED                                                                 NON-
                        STATES    UNITED                               OTHER               CONSOLIDATED     TOTAL
                       (ALASKA)   KINGDOM   INDONESIA   PAKISTAN   INTERNATIONAL   TOTAL    INTERESTS     WORLDWIDE
                       --------   -------   ---------   --------   -------------   -----   ------------   ---------
                                                          (DOLLARS IN MILLIONS)
Property acquisition
  (proved and
  unproved)
  1996...............    $ 2                                            $ 3        $  5                     $  5
  1995...............      1       $275                                   2         278                      278
  1994...............      3        159                                   7         169                      169
Exploration
  1996...............    $13(a)    $  6        $ 7        $11           $28        $ 65                     $ 65
  1995...............     10         10          8         11            46          85                       85
  1994...............      4         14          9         10            24          61        $ 1            62
Development
  1996...............    $ 3       $118(b)     $24        $12                      $157        $ 8          $165
  1995...............                78(b)      31(c)       6                       115         10           125
  1994...............                55(b)      30          6                        91         10           101

---------------

(a) Includes $1 million for capitalized interest.

(b) Includes $25 million, $22 million and $19 million for capitalized interest in 1996, 1995 and 1994, respectively.

(c) Includes $1 million for capitalized interest.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The aggregate amount of capitalized costs (including construction in progress) relating to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization ("DD&A") including accumulated valuation allowances at December 31, were as follows:

                                              CONSOLIDATED SUBSIDIARIES
                          ------------------------------------------------------------------
                           UNITED                                                                  NON-
                           STATES    UNITED                               OTHER                CONSOLIDATED     TOTAL
                          (ALASKA)   KINGDOM   INDONESIA   PAKISTAN   INTERNATIONAL   TOTAL     INTERESTS     WORLDWIDE
                          --------   -------   ---------   --------   -------------   ------   ------------   ---------
                                                              (DOLLARS IN MILLIONS)
Proved and unproved
  properties
  Gross capital
     1996...............    $37      $2,129      $742        $94           $12        $3,014       $535        $3,549
     1995...............     26       1,832       718         79            15         2,670        525         3,195
     1994...............     20       1,437       687         68            13         2,225        512         2,737
  Accumulated DD&A
     (including
     valuation
     allowances)
     1996...............     14         959       436         54             2         1,465        360         1,825
     1995...............     13         733       396         48            10         1,200        336         1,536
     1994...............     12         599       361         40             7         1,019        316         1,335
Proved properties
  Gross capital
     1996...............     21       2,118       733         88                       2,960        535         3,495
     1995...............              1,822       710         75             4         2,611        525         3,136
     1994...............              1,428       679         63             4         2,174        512         2,686
  Accumulated DD&A
     1996...............                956       428         52                       1,436        360         1,796
     1995...............                731       389         46             4         1,170        336         1,506
     1994...............                598       354         39             4           995        316         1,311

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The results of operations for the Company's oil and gas producing activities for 1996, 1995 and 1994 were as follows:

                                                CONSOLIDATED SUBSIDIARIES
                            -----------------------------------------------------------------
                             UNITED                                                                 NON-
                             STATES    UNITED                               OTHER               CONSOLIDATED     TOTAL
                            (ALASKA)   KINGDOM   INDONESIA   PAKISTAN   INTERNATIONAL   TOTAL    INTERESTS     WORLDWIDE
                            --------   -------   ---------   --------   -------------   -----   ------------   ---------
                                                               (DOLLARS IN MILLIONS)
YEAR ENDED DECEMBER 31, 1996
  Net sales...............              $406       $341        $66                      $813        $126         $939
                                        ----       ----        ---                      ----        ----         ----
  Production costs........                82         60         12                       154          12          166
  Exploration expenses....    $ 7          5          7          8          $ 25          52                       52
  DD&A....................               154         39          6                       199          24          223
  Other Costs.............                                                     7           7                        7
  Valuation allowances....      2          2                                   1           5                        5
                              ---       ----       ----        ---          ----        ----        ----         ----
  Total costs and
    expenses..............      9        243        106         26            33         417          36          453
                              ---       ----       ----        ---          ----        ----        ----         ----
                               (9)       163        235         40           (33)        396          90          486
  Income tax expense(a)...                74        141         11                       226          64          290
                              ---       ----       ----        ---          ----        ----        ----         ----
  Results of
    operations(b).........    $(9)      $ 89       $ 94        $29          $(33)       $170        $ 26         $196
                              ===       ====       ====        ===          ====        ====        ====         ====
YEAR ENDED DECEMBER 31, 1995
  Net sales...............              $323       $276        $51          $  1        $651        $101         $752
                                        ----       ----        ---          ----        ----        ----         ----
  Production costs........                88         55         17                       160          12          172
  Exploration expenses....    $ 6         10          8          7          $ 46          77                       77
  DD&A....................               138         35          7                       180          21          201
  Valuation allowances....                 1                                   4           5                        5
                              ---       ----       ----        ---          ----        ----        ----         ----
  Total costs and
    expenses..............      6        237         98         31            50         422          33          455
                              ---       ----       ----        ---          ----        ----        ----         ----
                               (6)        86        178         20           (49)        229          68          297
  Income tax expense(a)...                34        105          5                       144          47          191
                              ---       ----       ----        ---          ----        ----        ----         ----
  Results of
    operations(b).........    $(6)      $ 52       $ 73        $15          $(49)       $ 85        $ 21         $106
                              ===       ====       ====        ===          ====        ====        ====         ====
YEAR ENDED DECEMBER 31, 1994
  Net sales...............              $260       $278        $39          $  1        $578        $ 99         $677
                                        ----       ----        ---          ----        ----        ----         ----
  Production costs........                83         59         12                       154          10          164
  Exploration expenses....    $ 6          9          8          7            24          54           1           55
  DD&A....................               114         37          7                       158          25          183
  Valuation allowances....      1          1                                   2           4                        4
                              ---       ----       ----        ---          ----        ----        ----         ----
  Total costs and
    expenses..............      7        207        104         26            26         370          36          406
                              ---       ----       ----        ---          ----        ----        ----         ----
                               (7)        53        174         13           (25)        208          63          271
  Income tax expense(a)...                32        102          4                       138          43          181
                              ---       ----       ----        ---          ----        ----        ----         ----
  Results of
    operations(b).........    $(7)      $ 21       $ 72        $ 9          $(25)       $ 70        $ 20         $ 90
                              ===       ====       ====        ===          ====        ====        ====         ====

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  Standardized measure of discounted future net cash flows -- (Unaudited)

     The standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves for 1996, 1995 and 1994 were as follows:

                                             CONSOLIDATED SUBSIDIARIES
                                ---------------------------------------------------
                                 UNITED                                                   NON-
                                 STATES    UNITED                                     CONSOLIDATED     TOTAL
                                (ALASKA)   KINGDOM   INDONESIA   PAKISTAN    TOTAL     INTERESTS     WORLDWIDE
                                --------   -------   ---------   --------   -------   ------------   ---------
                                                            (DOLLARS IN MILLIONS)
DECEMBER 31, 1996
  Future cash inflows.........   $ 658     $ 3,825    $ 3,260      $370     $ 8,113      $1,436       $ 9,549
  Future production and
     development costs........    (240)     (1,258)    (1,066)      (86)     (2,650)       (493)       (3,143)
  Future income tax expense...    (142)       (804)    (1,067)      (94)     (2,107)       (470)       (2,577)
                                 -----     -------    -------      ----     -------      ------       -------
  Future net cash flows(a)....     276       1,763      1,127       190       3,356         473         3,829
  10% discount for estimated
     timing of cash flows.....    (182)       (785)      (505)      (54)     (1,526)       (223)       (1,749)
                                 -----     -------    -------      ----     -------      ------       -------
  Standardized measure of
     discounted future net
     cash flows...............   $  94     $   978    $   622      $136     $ 1,830      $  250       $ 2,080
                                 =====     =======    =======      ====     =======      ======       =======
DECEMBER 31, 1995
  Future cash inflows.........             $ 3,437    $ 2,861      $232     $ 6,530      $1,260       $ 7,790
  Future production and
     development costs........              (1,291)    (1,093)      (93)     (2,477)       (507)       (2,984)
  Future income tax expense...                (656)      (867)      (36)     (1,559)       (382)       (1,941)
                                           -------    -------      ----     -------      ------       -------
  Future net cash flows(a)....               1,490        901       103       2,494         371         2,865
  10% discount for estimated
     timing of cash flows.....                (661)      (403)      (30)     (1,094)       (177)       (1,271)
                                           -------    -------      ----     -------      ------       -------
  Standardized measure of
     discounted future net
     cash flows...............             $   829    $   498      $ 73     $ 1,400      $  194       $ 1,594
                                           =======    =======      ====     =======      ======       =======
DECEMBER 31, 1994
  Future cash inflows.........             $ 2,686    $ 2,622      $180     $ 5,488      $1,155       $ 6,643
  Future production and
     development costs........              (1,161)    (1,043)      (74)     (2,278)       (492)       (2,770)
  Future income tax expense...                (487)      (781)      (24)     (1,292)       (344)       (1,636)
                                           -------    -------      ----     -------      ------       -------
  Future net cash flows(a)....               1,038        798        82       1,918         319         2,237
  10% discount for estimated
     timing of cash flows.....                (466)      (365)      (22)       (853)       (161)       (1,014)
                                           -------    -------      ----     -------      ------       -------
  Standardized measure of
     discounted future net
     cash flows...............             $   572    $   433      $ 60     $ 1,065      $  158       $ 1,223
                                           =======    =======      ====     =======      ======       =======

---------------

(a) Future net cash flows were computed using year-end prices and costs and statutory tax rates adjusted for permanent differences, tax credits and allowances.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Changes in the standardized measure of discounted future net cash flows for the consolidated subsidiaries were as follows:

                                                            1996      1995      1994
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Beginning of year........................................  $1,400    $1,065    $  869
Sales and transfers of oil and gas produced, net of
  production costs.......................................    (643)     (513)     (437)
Net changes in prices, development and production
  costs..................................................     673       324       358
Extensions, discoveries and improved recovery, less
  related costs..........................................     200        20        46
Purchase of minerals in place............................               287       118
Development costs incurred during the period.............     129        92        73
Revisions of previous quantity estimates.................     133        83       105
Increase in present value due to passage of one year.....     233       185       144
Net change in income taxes...............................    (295)     (143)     (211)
                                                           ------    ------    ------
End of year..............................................  $1,830    $1,400    $1,065
                                                           ======    ======    ======

     The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives. Estimates of future production expenditures, including taxes and future development costs, are based on management's best estimate of such costs assuming a continuation of current economic and operating conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. The sales prices used in the calculation are the year-end prices of crude oil, including condensate and natural gas liquids, and natural gas which as of December 31, 1996, 1995 and 1994 were $23.48, $18.53 and $15.40 per barrel of U.K. crude oil (Flotta) and $3.62, $2.85 and $2.47 per Mcf (at the plant inlet) of Indonesian LNG, respectively. Because of the estimated nature of the data presented, changes in price and cost levels, as well as the timing of future development costs, may have a significant impact on such data and cause such data not to be representative of production or cash flows the Company may realize in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

     For the information called for by Items 10, 11 and 13, as well as additional information for Item 12, reference is made to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and portions of which are incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     In July 1985, two limited partnerships (the "KKR Partnerships"), which are affiliated with Kohlberg Kravis Roberts & Co. ("KKR"), purchased approximately 50% of the then outstanding common stock of the Company from AlliedSignal Inc. ("Allied"). In September 1987, the Company sold 18,000,000 shares of its common stock in concurrent public offerings in the United States and outside the United States. In November 1992, Allied sold, in a secondary public offering, its 33,333,334 shares of common stock, which represented approximately 39% of the Company's then issued and outstanding shares of common stock. In May 1995, the KKR Partnerships sold, in a secondary public offering, 11,500,000 shares of their 33,333,334 shares of common stock, which represented approximately 13% of the Company's then issued and outstanding shares of common stock. Each of these secondary offerings was registered by the Company under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the Company's agreement with the KKR Partnerships described below. The Company did not receive any proceeds from the secondary public offerings.

     KKR Associates is a limited partnership of which Henry R. Kravis, George R. Roberts, Michael W. Michelson, James H. Greene, Jr. and Edward A. Gilhuly, directors of the Company, are five of the eleven general partners and Messrs. Kravis and Roberts are also the members of the Executive Committee of KKR Associates. Saul Fox, a former director of the Company, was also a general partner through September 1996 and currently is a limited partner of KKR Associates. KKR Associates is the sole general partner of each of the KKR Partnerships, and possesses 100% of the voting power and investment power to the shares owned by the KKR Partnerships. The KKR Partnerships are Petroleum Associates, L.P. ("Petroleum Associates"), which owns of record approximately 25% of the Company's outstanding shares and KKR Partners II, L.P., which owns of record less than 1% of the Company's shares. As a result, the KKR Partnerships and their general partners may be able to exercise substantial influence over the Company, through their representation with five of the eleven directors on the Company's Board of Directors and by reason of their significant voting power with respect to the election of directors and actions submitted to a vote of stockholders.

     The limited partnership agreement pursuant to which Petroleum Associates was organized will, by its terms, expire on December 31, 1997 unless amended by all of the limited partners to extend the term beyond such date. If such partnership agreement expires, the limited partnership will dissolve. There can be no assurance that KKR Associates, the general partner of Petroleum Associates, will seek such amendments, or, if sought, that such amendments will be approved by the limited partners. In the event of the dissolution and winding up of Petroleum Associates, KKR Associates will have sole discretion regarding the timing (which may be one or more years after the expiration of the partnership agreements) and manner of the disposition of any common stock of the Company held by such partnership, including public or private sales of such common stock, the distribution of such common stock to the limited partners of Petroleum Associates, as the case may be, or a combination of the foregoing. If shares of the Company's common stock are distributed to the limited partners of Petroleum Associates, each limited partner will thereafter have sole discretion with respect to its common stock.

     The Company has agreed that, upon request of the KKR Partnerships, the Company will register under the Securities Act and applicable state securities laws the sale of the Company's common stock owned by the KKR Partnerships as to which registration has been requested. The Company's obligation is subject to certain limitations relating to a minimum amount required for registration, the timing of a registration and other similar matters. The Company is obligated to pay any registration expenses incidental to such registration, excluding underwriters' commissions and discounts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)1  FINANCIAL STATEMENTS.

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

          Report of Independent Accountants -- page 35.

          Consolidated Balance Sheet -- December 31, 1996 and 1995 -- page 36.

          Consolidated Statement of Operations -- For the years ended December 31, 1996, 1995 and 1994 -- page 37.

          Consolidated Statement of Cash Flows -- For the years ended December 31, 1996, 1995 and 1994 -- page 38.

          Consolidated Statement of Stockholders' Equity -- For the years ended December 31, 1996, 1995 and 1994 -- page 39.

          Selected Quarterly Financial Data for the two years ended December 31, 1996 -- page 52.

          Selected Financial Data for the five years ended December 31, 1996 -- page 28.

(A)2  EXHIBITS.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Restated Certificate of Incorporation of Union Texas
                            Petroleum Holdings, Inc., as amended on May 10, 1995
                            (Filed under the identical exhibit number to the
                            Company's Form 8-K dated May 18, 1995 (Commission File
                            No. 1-9019) and incorporated herein by reference)
          3.2            -- Bylaws of Union Texas Petroleum Holdings, Inc., as
                            amended (Filed as Exhibit 3.2 to the Company's Form 10-Q
                            for quarter ended June 30, 1994 (Commission File No.
                            1-9019) and incorporated herein by reference)
          3.3            -- Specimen of Certificate evidencing the Common Stock
                            (Filed under the identical exhibit number to the
                            Company's Registration Statement No. 33-16267 and
                            incorporated herein by reference)
          4.1            -- Indenture for 8.25% Senior Notes due November 15, 1999,
                            dated as of November 15, 1992, between Union Texas
                            Petroleum Holdings, Inc., the Subsidiaries named therein
                            and State Street Bank and Trust Company (including form
                            of note) (Filed as Exhibit 10.1 to the Company's Form
                            10-Q for quarter ended March 31, 1994 (Commission File
                            No. 1-9019) and incorporated herein by reference)
          4.2            -- Indenture dated as of March 15, 1995, among Union Texas
                            Petroleum Holdings, Inc., the Subsidiaries named therein
                            and The First National Bank of Chicago, as trustee (the
                            "1995 Indenture") (Filed as Exhibit 10.1 to the Company's
                            Form 10-Q for quarter ended March 31, 1995 (Commission
                            File No. 1-9019) and incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          4.3            -- Specimen Form of 8 3/8% Senior Note due March 15, 2005,
                            issued by Union Texas Petroleum Holdings, Inc. pursuant
                            to the 1995 Indenture (Filed as Exhibit 10.2 to the
                            Company's Form 10-Q for quarter ended March 31, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
          4.4            -- Specimen Form of 8 1/2% Senior Note due April 15, 2007,
                            issued by Union Texas Petroleum Holdings, Inc. pursuant
                            to the 1995 Indenture (Filed as Exhibit 10.3 to the
                            Company's Form 10-Q for quarter ended March 31, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
          4.5            -- Supplement dated November 7, 1995 to Indenture dated as of November 15, 1992 for 8.25% Senior Notes due 1999,
                            between Union Texas Petroleum Holdings, Inc., the
                            Subsidiaries named therein and State Street Bank and
                            Trust Company (Filed as Exhibit 4.1 to the Company's Form
                            8-K dated November 17, 1995 (Commission File No. 1-9019)
                            and incorporated herein by reference)
          4.6            -- Supplement dated November 7, 1995 to the 1995 Indenture between Union Texas Petroleum Holdings, Inc., the
                            Subsidiaries named therein and The First National Bank of
                            Chicago (Filed as Exhibit 4.2 to the Company's Form 8-K
                            dated November 17, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
          4.7            -- Form of Fixed Rate Medium-Term Note issued by the Company pursuant to the 1995 Indenture (Filed as Exhibit 4.4 to
                            the Company's Registration Statement No. 33-64049 and
                            incorporated herein by reference). The Company agrees to
                            furnish to the Commission upon request a copy of each
                            instrument with respect to issues of such notes of the
                            Company, the authorized principal amount of which does
                            not exceed 10% of the consolidated assets of the Company
                            and its subsidiaries.
         10.1            -- Tax Agreement, dated as of June 27, 1985, among Allied
                            Corporation and Union Texas Petroleum Holdings, Inc.
                            (Filed as Exhibit 10.6 to the Company's Registration
                            Statement No. 33-00312 and incorporated herein by
                            reference)
         10.2+           -- Form of Subscription Agreement between Union Texas
                            Petroleum Holdings, Inc. and certain employees (Filed as
                            Exhibit 10.8 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.3+           -- Form of Tagalong Agreement between Union Texas Petroleum
                            Holdings, Inc. and certain employees (Filed as Exhibit
                            10.9 to the Company's Registration Statement No. 33-00312
                            and incorporated herein by reference)
         10.4+           -- Amended and Restated Union Texas Petroleum Salaried
                            Employees' Pension Plan, effective as of January 1, 1994
                            (Filed under the identical exhibit number to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.5+           -- Union Texas Petroleum Holdings, Inc. 1985 Stock Option
                            Plan, as amended (Filed as Exhibit 10.10 to Post
                            Effective Amendment No. 2 to the Company's Registration
                            Statement No. 33-12800 and incorporated herein by
                            reference)
         10.6+           -- Union Texas Petroleum Holdings, Inc. Executive Severance
                            Plan (Filed as Exhibit 10.14 to the Company's
                            Registration Statement No. 33-00312 and incorporated
                            herein by reference) and Appendix A (Filed as Exhibit
                            10.6 to the Company's 1993 Form 10-K (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.7+           -- Amended and Restated Union Texas Petroleum Savings Plan
                            for Salaried Employees, effective as of January 1, 1993
                            (Filed under the identical exhibit number to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.8+           -- Amended and Restated Supplemental Non-Qualified Savings
                            Plan for Executive Employees of Union Texas Petroleum
                            Holdings, Inc. and its Subsidiaries, effective as of
                            January 1, 1993 (Filed under the identical exhibit number
                            to the Company's 1993 Form 10-K (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.9+           -- Form of employment letter with executive officers (Filed as Exhibit 10.18 to the Company's Registration Statement
                            No. 33-00312 and incorporated herein by reference) and
                            Exhibit A (Filed as Exhibit 10.10 to the Company's 1992
                            Form 10-K (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.10           -- Joint Venture Agreement, dated as of August 8, 1968,
                            among Roy M. Huffington, Inc., Virginia International
                            Company, Austral Petroleum Gas Corporation, Golden Eagle
                            Indonesia Limited and Union Texas Far East Corporation,
                            as amended (the "Joint Venture Agreement") (Filed as
                            Exhibit 6.6 to the Registration Statement No. 2-58834 of
                            Alaska Interstate Company and incorporated herein by
                            reference)
         10.11           -- Supply Agreement, dated as of April 14, 1981, for Badak
                            LNG Expansion Project among Perusahaan Pertambangan
                            Minyak Dan Gas Bumi Negara ("Pertamina") and the parties
                            to the Joint Venture Agreement (Filed as Exhibit 10.14 to
                            the Company's 1992 Form 10-K (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.12           -- Indenture, dated as of September 25, 1984, between Unimar
                            Company, as Issuer, and Irving Trust Company, as Trustee,
                            providing for 14,077,747 Indonesian Participating Units
                            (Filed as Exhibit 4 to the Form S-14 Registration
                            Statement No. 2-93037 of Unimar Company and incorporated
                            herein by reference)
         10.13           -- Amended and Restated Agreement of General Partnership of
                            Unimar Company, dated as of September 11, 1990 (Filed as
                            Exhibit 3.1 to the Form 10-Q for quarter ended September
                            30, 1990 of Unimar Company (Commission File No. 1-8791)
                            and incorporated herein by reference)
         10.14           -- License No. P054 concerning all or part of the following blocks in the United Kingdom North Sea: 49/15 and 49/25
                            (Sean Field) (Filed as Exhibit 10.74 to the Company's
                            Registration Statement No. 33-00312 and incorporated
                            herein by reference)
         10.15           -- License No. P220 concerning all or part of the following blocks in the United Kingdom North Sea: 9/26, 14/19,
                            15/11, 15/15, 15/17 and 210/29 (Piper Field) (Filed as
                            Exhibit 10.75 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.16           -- License No. P249 concerning part of the following block in the United Kingdom North Sea: 14/19 (Claymore Field)
                            (Filed as Exhibit 10.76 to the Company's Registration
                            Statement No. 33-00312 and incorporated herein by
                            reference)
         10.17           -- License No. P250 concerning all or part of the following blocks in the United Kingdom North Sea: 9/26, 15/11,
                            15/15, 210/29, 15/17 and 14/19 (Scapa Field) (Filed as
                            Exhibit 10.77 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.18           -- Restated United Kingdom Continental Shelf Operating
                            Agreement (Piper License), dated as of August 11, 1977,
                            among Occidental Petroleum (U.K.) Limited, Occidental of
                            Britain, Inc., Getty Oil (Britain) Limited, Allied
                            Chemical (Great Britain) Limited, Allied Chemical (North
                            Sea) Ltd., Thomson North Sea Limited and the British
                            National Oil Corporation (Filed as Exhibit No. 10.78 to
                            the Company's Registration Statement No. 33-00312 and
                            incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.19           -- Restated United Kingdom Continental Shelf Operating
                            Agreement (Claymore License), dated August 11, 1977,
                            among Occidental Petroleum (Caledonia) Limited,
                            Occidental of Scotland, Inc., Getty Oil (Britain)
                            Limited, Allied Chemical (Great Britain) Limited, Allied
                            Chemical (North Sea) Ltd., Thomson North Sea Limited and
                            the British National Oil Corporation (Filed as Exhibit
                            10.79 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.20           -- United Kingdom Continental Shelf Joint Operating
                            Agreement for Blocks 49/15a and 49/25a (Sean Field),
                            dated July 3, 1984, among Shell U.K. Limited, Union Texas
                            Petroleum Limited, Britoil Public Limited Company and
                            Esso Exploration and Production U.K. Limited (Filed as
                            Exhibit 10.81 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.21           -- Agreement for Sale and Purchase of Natural Gas from the
                            Sean North and Sean South Fields, dated November 7, 1984,
                            between Union Texas Petroleum Limited and British Gas
                            Corporation, including list of omitted schedules (Filed
                            as Exhibit 10.82 to the Company's Registration Statement
                            No. 33-00312 and incorporated herein by reference)
         10.22           -- Badak III LNG Sales Contract, dated March 19, 1987,
                            between Pertamina, as Seller, and Chinese Petroleum
                            Corporation, as Buyer (Filed as Exhibit 10.28 to the
                            Company's 1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.23           -- Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar Company and Irving Trust
                            Company (Exhibit 10.13 above) (Filed as Exhibit 10.114 to
                            the Company's Registration Statement No. 33-16267 and
                            incorporated herein by reference)
         10.24           -- Amended and Restated Registration Rights Agreement, dated
                            September 30, 1987, among Union Texas Petroleum Holdings,
                            Inc. and Certain Holders of Certain Securities of Union
                            Texas Petroleum Holdings, Inc. (Filed as Exhibit 10.117
                            to Post Effective Amendment No. 1 to the Company's
                            Registration Statement No. 33-12800 and incorporated
                            herein by reference)
         10.25+          -- Union Texas Petroleum Holdings, Inc. 1987 Stock Option
                            Plan and First Amendment to Union Texas Petroleum
                            Holdings, Inc. 1987 Stock Option Plan (Filed as Exhibit
                            4.4 to the Company's Registration Statement No. 33-21684
                            and incorporated herein by reference)
         10.26           -- Bontang Capital Projects Loan Agreement No. 2, dated as of June 9, 1987, among Continental Bank International, as
                            Trustee under the Badak Trustee and Paying Agent
                            Agreement (Borrower), the banks named therein as Lead
                            Managers and Lenders and The Industrial Bank of Japan
                            Trust Company (Agent) (Filed as Exhibit 10.125 to the
                            Company's Registration Statement No. 33-16267 and
                            incorporated herein by reference)
         10.27           -- Producers Agreement No. 2, dated as of June 9, 1987, by
                            Pertamina, Roy M. Huffington, Inc., Virginia
                            International Company, Ultramar Indonesia Limited,
                            Virginia Indonesia Company ("VICO"), Union Texas East
                            Kalimantan Limited, Universe Tankships, Inc. and
                            Huffington Corporation in favor of The Industrial Bank of
                            Japan Trust Company as Agent (Filed as Exhibit 10.126 to
                            the Company's Registration Statement No. 33-16267 and
                            incorporated herein by reference)
         10.28           -- Badak III LNG Sales Contract Supply Agreement, dated
                            October 19, 1987, among Pertamina and the parties to the
                            Joint Venture Agreement (Filed as Exhibit 10.132 to Post
                            Effective Amendment No. 1 to the Company's Registration
                            Statement No. 33-12800 and incorporated herein by
                            reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.29           -- $316,000,000 Bontang III Loan Agreement, dated February
                            9, 1988, among the Trustee under the Bontang III Trustee
                            and Paying Agent Agreement, Train-E Finance Co., Ltd., as
                            Tranche A Lender and The Industrial Bank of Japan Trust
                            Company as Agent for the Tranche B Lenders and as Tranche
                            B Lender (Filed as Exhibit 10.83 to Post Effective
                            Amendment No. 2 to the Company's Registration Statement
                            No. 33-12800 and incorporated herein by reference)
         10.30           -- Bontang III Producers Agreement, dated as of February 9,
                            1988, among Pertamina, Roy M. Huffington, Inc.,
                            Huffington Corporation, VICO, Virginia International
                            Company, Ultramar Indonesia Company Limited, Union Texas
                            East Kalimantan Limited, Universe Tankships, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd., in favor of Train-E Finance Co., Ltd., as Tranche A
                            Lender, The Industrial Bank of Japan Trust Company as
                            Agent for the Tranche B Lenders and as Tranche B Lender,
                            and the other Tranche B Lenders named therein (Filed as
                            Exhibit 10.84 to the Post Effective Amendment No. 2 to
                            the Company's Registration Statement No. 33-12800 and
                            incorporated herein by reference)
         10.31           -- Bontang III Trustee and Paying Agent Agreement, dated
                            February 9, 1988, among Pertamina, Roy M. Huffington,
                            Inc., Huffington Corporation, Virginia International
                            Company, VICO, Ultramar Indonesia Limited, Union Texas
                            East Kalimantan Limited, Universe Tankships, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd. and the Trustee thereunder (Filed as Exhibit 10.42
                            to the Company's 1991 Form 10-K (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.32           -- $21,250,000 Financing Agreement, dated December 20, 1988, among Union Texas Pakistan, Inc. and Overseas Private
                            Investment Corporation (Filed as Exhibit 10.85 to the
                            Company's 1988 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.33           -- Guaranty Agreement, dated December 20, 1988, between
                            Union Texas Petroleum Holdings, Inc. and Overseas Private
                            Investment Corporation (Filed as Exhibit 10.86 to the
                            Company's 1988 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.34+          -- First Amendment to Union Texas Petroleum Holdings, Inc.
                            Executive Severance Plan (Filed as Exhibit 10.87 to the
                            Company's 1989 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.35+          -- Second Amendment to Union Texas Petroleum Holdings, Inc.
                            Executive Severance Plan (Filed as Exhibit 10.88 to the
                            Company's 1989 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.36+          -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            Executive Severance Plan (Filed as Exhibit 10.93 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.37+          -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1985 Stock Option Plan (Filed as Exhibit 10.95 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.38+          -- Second Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan (Filed as Exhibit 10.96 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.39+          -- Union Texas Petroleum Supplemental Retirement Plan (Filed
                            as Exhibit 10.99 to the Company's Form 10-Q for quarter
                            ended June 30, 1990 (Commission File No. 1-9019) and
                            incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.40+          -- Amended and Restated Union Texas Petroleum Supplemental
                            Retirement Plan II, effective January 1, 1994 (Filed
                            under the identical exhibit number to the Company's 1993
                            Form 10-K (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.41+          -- Union Texas Petroleum Supplemental Retirement Plans
                            Trust, as amended (Filed as Exhibit 10.101 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.42           -- Amended and Restated Production Sharing Contract
                            effective August 8, 1968-August 7, 1998 among Pertamina,
                            Roy M. Huffington, Inc., VICO, Virginia International
                            Company, Ultramar Indonesia Limited, Union Texas East
                            Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                            Huffington Corporation (Filed as Exhibit 10.102 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.43           -- Production Sharing Contract effective August 8,
                            1998-August 7, 2018 among Pertamina, Roy M. Huffington,
                            Inc., VICO, Virginia International Company, Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Universe Gas & Oil Company, Inc. and Huffington
                            Corporation (Filed as Exhibit 10.103 to the Company's
                            Form 10-Q for quarter ended June 30, 1990 (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.44           -- Joint Operating Agreement for the Scapa Field, dated
                            December 23, 1985, among Occidental Petroleum (Caledonia)
                            Limited, Texaco Britain Limited, Union Texas Petroleum
                            Limited, Thomson North Sea Limited, Thomson Scottish
                            Petroleum Limited and the Oil and Pipelines Agency (Filed
                            as Exhibit 10.104 to the Company's Form 10-Q for quarter
                            ended June 30, 1990 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.45           -- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Pertamina,
                            as Seller, and Chubu Electric Power Co., Inc., The Kansai
                            Electric Power Co., Inc., Kyushu Electric Power Co.,
                            Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and
                            Toho Gas Co., Ltd., as Buyers (Filed as Exhibit (10)-8 to
                            the 1993 Form 10-K of Unimar Company (Commission File No.
                            1-8791) and incorporated herein by reference)
         10.46           -- Amended and Restated Badak LNG Sales Contract, dated as of the 1st day of January, 1990, by and between
                            Pertamina, as Seller, and Chubu Electric Power Co., Inc.,
                            The Kansai Electric Power Co., Inc., Osaka Gas Co., Ltd.
                            and Toho Gas Co., Ltd., as Buyers (Filed as Exhibit
                            (10)-11 to the 1993 Form 10-K of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.47+          -- Fourth Amendment to Union Texas Petroleum Holdings, Inc.
                            Executive Severance Plan (Filed as Exhibit 10.85 to the
                            Company's 1990 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.48+          -- Fifth Amendment to Union Texas Petroleum Holdings, Inc.
                            Executive Severance Plan (Filed as Exhibit 10.69 to the
                            Company's 1991 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.49           -- Amended and Restated Bontang Processing Agreement, dated
                            February 9, 1988, among Pertamina and Roy M. Huffington,
                            Inc., Huffington Corporation, VICO, Virginia
                            International Company, Ultramar Indonesia Limited, Union
                            Texas East Kalimantan Limited, Universe Tankships, Inc.,
                            Total Indonesie, Unocal Indonesia, Ltd., Indonesia
                            Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction
                            Company (Filed as Exhibit (10)-39 to the 1988 Form 10-K
                            of Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.50           -- Amended and Restated Debt Service Allocation Agreement,
                            dated February 9, 1988, among Pertamina and Roy M.
                            Huffington, Inc., VICO, Ultramar Indonesia Limited,
                            Virginia International Company, Union Texas East
                            Kalimantan Limited, Universe Tankships, Inc., Huffington
                            Corporation, Total Indonesie, Unocal Indonesia, Ltd. and
                            Indonesia Petroleum, Ltd. (Filed as Exhibit (10)-40 to
                            the 1988 Form 10-K of Unimar Company (Commission File No.
                            1-8791) and incorporated herein by reference)
         10.51           -- Amendment No. 1 to Bontang III Producers Agreement, dated as of May 31, 1988, among Pertamina, Roy M. Huffington,
                            Inc., Huffington Corporation, VICO, Virginia
                            International Company, Ultramar Indonesia Limited, Union
                            Texas East Kalimantan Limited, Universe Tankships, Inc.,
                            Total Indonesie, Unocal Indonesia, Ltd., Indonesia
                            Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche
                            A Lender, and The Industrial Bank of Japan Trust Company
                            on behalf of the Tranche B Lender, (Filed as Exhibit
                            (10)-21 to the 1993 Form 10-K of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.52           -- Amendment No. 2 to Producers Agreement No. 2, dated as of
                            May 31, 1988, among Pertamina, Roy M. Huffington, Inc.,
                            Huffington Corporation, VICO, Virginia International
                            Company, Ultramar Indonesia Limited, Union Texas East
                            Kalimantan Limited and Universe Tankships, Inc. (Filed as
                            Exhibit (10)-44 to the 1988 Form 10-K of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.53           -- Badak IV LNG Sales Contract, dated October 23, 1990,
                            between Pertamina, as Seller, and Osaka Gas Co., Ltd.,
                            Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyer
                            (Filed as Exhibit (10)-65 to the 1990 Form 10-K of Unimar
                            Company (Commission File No. 1-8791) and incorporated
                            herein by reference)
         10.54           -- Supply Agreement for Natural Gas to Badak IV LNG Sales
                            Contract, dated August 12, 1991, by and between
                            Pertamina, VICO, Opicoil Houston, Inc., Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.80 to the
                            Company's 1991 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.55           -- LNG Sales and Purchase Contract (Korea II), dated May 7,
                            1991, between Pertamina, as Seller, and Korea Gas
                            Corporation, as Buyer (Filed as Exhibit (10)-1 to the
                            1990 Form 10-Q for quarter ended June 30, 1991 of Unimar
                            Company (Commission File No. 1-8791) and incorporated
                            herein by reference)
         10.56           -- Amended and Restated Bontang II Trustee and Paying Agent
                            Agreement, dated as of July 15, 1991, among Pertamina,
                            VICO, Opicoil Houston, Inc., Virginia International
                            Company, Ultramar Indonesia Limited, Union Texas East
                            Kalimantan Limited, Universe Gas & Oil Company, Inc.,
                            Total Indonesie, Unocal Indonesia, Ltd., Indonesia
                            Petroleum, Ltd. and the Trustee thereunder (Filed as
                            Exhibit 10.82 to the Company's 1991 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.57           -- $750,000,000 Bontang IV Loan Agreement, dated as of
                            August 26, 1991, among the Trustee under the Bontang IV
                            Trustee and Paying Agent Agreement as Borrower, Chase
                            Manhattan Asia Limited and The Mitsubishi Bank, Limited
                            as Coordinators, the other banks and financial
                            institutions named therein as Arrangers, Co-Arrangers,
                            Lead Managers, Managers, Co-Managers and Lenders, The
                            Chase Manhattan Bank, N.A. and The Mitsubishi Bank,
                            Limited as Co-Agents and The Chase Manhattan Bank, N.A.
                            as Agent (Filed as Exhibit 10.1 to the Form 10-Q for
                            quarter ended September 30, 1991 of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.58           -- Bontang IV Producers Agreement, dated as of August 26,
                            1991, by Pertamina, Virginia International Company,
                            Opicoil Houston, Inc., VICO, Ultramar Indonesia Limited,
                            Union Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc., Total Indonesie, Unocal Indonesia, Ltd.
                            and Indonesia Petroleum, Ltd. in favor of The Chase
                            Manhattan Bank, N.A., as Agent for the Lenders and as
                            Lender, and the other Lenders named therein (Filed as
                            Exhibit 10.2 to the Form 10-Q for quarter ended September
                            30, 1991 of Unimar Company (Commission File No. 1-8791)
                            and incorporated herein by reference)
         10.59           -- Bontang IV Trustee and Paying Agent Agreement, dated as of August 26, 1991, among Pertamina, Virginia
                            International Company, Opicoil Houston, Inc., VICO,
                            Ultramar Indonesia Limited, Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd. and the Trustee thereunder (Filed as Exhibit 10.3 to
                            the Form 10-Q for quarter ended September 30, 1991 of
                            Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)
         10.60+          -- Sixth Amendment to Union Texas Petroleum Holdings, Inc.
                            Executive Severance Plan (Filed as Exhibit 10.77 to the
                            Company's 1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.61           -- Consulting Agreement, dated as of November 18, 1992,
                            among Petroleum Associates, L.P., KKR Partners II, L.P.
                            and Union Texas Petroleum Holdings, Inc. (Filed as
                            Exhibit 10.81 to the Company's 1992 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.62+          -- Second Amendment to Union Texas Petroleum Supplemental
                            Retirement Plans Trust (Filed as Exhibit 10.82 to the
                            Company's 1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.63           -- Amendment No. 1 to Bontang III Trustee and Paying Agent
                            Agreement, dated as of December 11, 1992, among
                            Pertamina, VICO, Virginia International Company, Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Opicoil Houston, Inc., Universe Gas & Oil Company, Inc.,
                            Total Indonesie, Unocal Indonesia Ltd., Indonesia
                            Petroleum, Ltd. and the Bontang III Trustee (Filed as
                            Exhibit 10.83 to the Company's 1992 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.64+          -- Key Employee Incentive Compensation Plan (Filed as
                            Exhibit 10.84 to the Company's 1992 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.65+          -- First Amendment to Union Texas Petroleum Supplemental
                            Retirement Plan (Filed as Exhibit 10.85 to the Company's
                            1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.66+          -- Union Texas Petroleum Holdings, Inc. 1992 Stock Option
                            Plan (Filed as Exhibit 4.3 to the Company's Registration
                            Statement No. 33-64928 and incorporated herein by
                            reference)
         10.67           -- Arun and Bontang LPG Sales and Purchase Contract, dated
                            July 15, 1986, between Pertamina, as Seller, and
                            Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon
                            Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo
                            Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui
                            Liquefied Gas Co., Ltd., as Buyers (Filed as Exhibit
                            (10)-60 to the 1991 Form 10-K of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.68           -- Petroleum Concession Agreement, dated January 21, 1992, between the President of the Islamic Republic of Pakistan
                            and Union Texas Pakistan, Inc., Occidental Petroleum
                            (Pakistan) Inc. and Oil & Development Corporation (Filed
                            as Exhibit 10.87 to the Company's Form 10-Q for quarter
                            ended March 31, 1992 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.69           -- Amended and Restated Supply Agreement (In support of the
                            Amended and Restated 1973 LNG Sales Contract), dated
                            September 22, 1993, and effective December 3, 1973,
                            between Pertamina and VICO, LASMO Sanga Sanga Limited,
                            Opicoil Houston, Inc., Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.75 to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.70+          -- Seventh Amendment to Union Texas Petroleum Holdings, Inc.
                            Executive Severance Plan (Filed as Exhibit 10.5 to the
                            Company's Form 10-Q for quarter ended June 30, 1994
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.71           -- East Sean Gas Sales Agreement, dated August 30, 1994,
                            between Union Texas Petroleum Limited and Alliance Gas
                            Limited (Filed as Exhibit 10.3 to the Company's Form 10-Q
                            for quarter ended September 30, 1994 (Commission File No
                            1-9019) and incorporated herein by reference)
         10.72           -- Share Sale Agreement, dated October 18, 1994, among Union
                            Texas Petroleum Limited, Fina Petroleum Development
                            Limited and Fina Exploration Limited (the "Share Sale
                            Agreement") (Filed as Exhibit 2.1 to the Company's Form
                            8-K dated November 14, 1994 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.73           -- Guarantee, dated October 18, 1994, by Union Texas
                            International Corporation relating to the Share Sale
                            Agreement (Filed as Exhibit 2.3 to the Company's Form 8-K
                            dated November 14, 1994 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.74           -- Petroleum Concession Agreement, dated April 20, 1977,
                            between the President of Pakistan and Union Texas
                            Pakistan, Inc. (Filed as Exhibit 10.87 to the Company's
                            1994 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.75           -- Amendments to Arun and Bontang LPG Sales and Purchase
                            Contract, dated October 5, 1994, between Pertamina, as
                            Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd.,
                            Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K.,
                            Japan Energy Corporation, Idemitsu Kosan Co., Ltd. and
                            Mitsui Oil & Gas Co., Ltd., as Buyers (Filed as Exhibit
                            10.88 to the Company's 1994 Form 10-K (Commission File
                            No. 1-9019) and incorporated herein by reference)
         10.76           -- Amendment to the Amended and Restated 1973 LNG Sales
                            Contract, dated as of the 1st day of June 1992, by and
                            between Pertamina, as Seller, and Kyushu Electric Power
                            Co., Inc., Nippon Steel Corporation and Toho Gas Co.,
                            Ltd., as Buyers (Filed as Exhibit (10)-9 to the 1993 Form
                            10-K of Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)
         10.77           -- Facility Agreement, dated May 26, 1995, among Union Texas
                            Britannia Limited, Chemical Bank, as Arranger,
                            NationsBank, N.A. Carolinas, as Facility Agent, National
                            Westminster Bank plc, as Funding Agent, and the
                            Co-Arrangers, Technical Agents, Account Bank and Banks
                            named therein (Filed as Exhibit 10.9 to the Company's
                            Form 10-Q for quarter ended June 30, 1995 (Commission
                            File No. 1-9019) and incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.78           -- Sponsor Direct Agreement, dated May 26, 1995, among Union
                            Texas Petroleum Limited, Union Texas Britannia Limited
                            and NationsBank N.A. Carolinas, as Facility Agent (Filed
                            as Exhibit 10.10 to the Company's Form 10-Q for quarter
                            ended June 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.79           -- Sponsor Support Agreement, dated May 26, 1995, between
                            Union Texas Petroleum Limited and Union Texas Britannia
                            Limited (Filed as Exhibit 10.11 to the Company's Form
                            10-Q for quarter ended June 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.80+          -- Union Texas Petroleum Holdings, Inc. 1994 Incentive Plan
                            (Filed as Exhibit 10.12 to the Company's Form 10-Q for
                            quarter ended June 30, 1995 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.81+          -- First Amendment to Union Texas Petroleum Holdings, Inc.
                            1992 Stock Option Plan (Filed as Exhibit 10.13 to the
                            Company's Form 10-Q for quarter ended June 30, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.82           -- Sale and Purchase Agreement dated May 31, 1995, between
                            Union Texas Petroleum Limited and Oryx U.K. Energy
                            Company (Filed as Exhibit 10.14 to the Company's Form
                            10-Q for quarter ended June 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.83           -- Bontang V Loan Agreement, dated as of July 1, 1995, among
                            BankAmerica International, as Trustee under the Bontang V
                            Trustee and Paying Agent Agreement, as Borrower, Bontang
                            Train-G Project Finance Co., Ltd. ("Tranche A Lender"),
                            the Banks named therein as Tranche B Lenders, The
                            Long-Term Credit Bank of Japan, Limited, New York Branch
                            ("Facility Agent"), The Fuji Bank, Limited
                            ("Intercreditor Agent"), Credit Lyonnais ("Technical
                            Agent"), and Credit Lyonnais, The Fuji Bank, Limited and
                            The Long-Term Credit Bank of Japan, Limited
                            (collectively, the "Arrangers") (Filed as Exhibit 10.1 to
                            the Company's Form 10-Q for quarter ended September 30,
                            1995 (Commission File No. 1-9019) and incorporated herein
                            by reference)
         10.84           -- Bontang V Producers Agreement, dated as of July 1, 1995, by Pertamina, VICO, OPICOIL Houston, Inc., Virginia
                            International Company, LASMO Sanga Sanga Limited, Union
                            Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc., Total Indonesie, Unocal Indonesia Company
                            and Indonesia Petroleum, Ltd. (collectively, the
                            "Producers"), in favor of the Tranche A Lender, the Banks
                            named therein as Tranche B Lenders and the Facility
                            Agent, Intercreditor Agent and Technical Agent (Filed as
                            Exhibit 10.2 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.85           -- Bontang V Trustee and Paying Agent Agreement, dated as of
                            July 1, 1995, among the Producers and BankAmerica
                            International, as Trustee and Paying Agent (Filed as
                            Exhibit 10.3 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.86           -- Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as
                            Trustee under the Bontang III Trustee and Paying Agent
                            Agreement, Train-E Finance Co., Ltd., as Tranche A
                            Lender, and The Industrial Bank of Japan Trust Company,
                            as Agent on behalf of the Majority Tranche B Lenders
                            (Filed as Exhibit 10.6 to the Company's Form 10-Q for
                            quarter ended September 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.87           -- Second Amended and Restated 1973 LNG Sales Contract,
                            dated as of August 3, 1995, between Pertamina, as Seller,
                            and Chubu Electric Power Co., Inc., The Kansai Electric
                            Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon
                            Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co.,
                            Ltd., as the Buyers, with related letter agreement, dated
                            August 3, 1995, between Seller and Buyers (Filed as
                            Exhibit 10.7 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.88           -- Package V Supply Agreement for Natural Gas in Support of
                            the 1973 LNG Sales Contract Extension, dated June 16,
                            1995, effective October 6, 1994, between Pertamina and
                            VICO, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc.,
                            Union Texas East Kalimantan Limited, Universe Gas and Oil
                            Company, Inc. and Virginia International Company (Filed
                            as Exhibit 10.8 to the Company's Form 10-Q for quarter
                            ended September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.89+          -- First Amendment to Union Texas Petroleum Savings Plan for
                            Salaried Employees (Filed as Exhibit 10.9 to the
                            Company's Form 10-Q for quarter ended September 30, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.90+          -- Second Amendment to Union Texas Petroleum Savings Plan
                            for Salaried Employees (Filed as Exhibit 10.103 to the
                            Company's 1995 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.91           -- Second Amended and Restated 1981 Badak LNG Sales
                            Contract, dated as of August 3, 1995, between Pertamina,
                            as Seller, and Chubu Electric Power Co., Inc., The Kansai
                            Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho
                            Gas Co., Ltd., as Buyers, with related letter agreement,
                            dated August 3, 1995, between Seller and Buyers (Filed as
                            Exhibit 10.104 to the Company's 1995 Form 10-K
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.92           -- LNG Sales and Purchase Contract (Badak V), dated August
                            12, 1995, between Pertamina and Korea Gas Corporation
                            (Filed as Exhibit 10.105 to the Company's 1995 Form 10-K
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.93           -- LNG Sale and Purchase Contract (Badak VI), dated October
                            25, 1995, between Pertamina and Chinese Petroleum
                            Corporation (Filed as Exhibit 10.106 to the Company's
                            1995 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.94           -- Badin-II Revised Petroleum Concession Agreement (Filed as
                            Exhibit 10.107 to the Company's 1995 Form 10-K
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.95           -- Second Amended and Restated Credit Agreement dated as of
                            March 29, 1996 among Union Texas Petroleum Holdings,
                            Inc., the Banks and Co-Agents listed therein and
                            NationsBank of Texas, N.A., as Agent (Filed as Exhibit
                            10.1 to the Company's Form 10-Q for quarter ended March
                            31, 1996 (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.96           -- Credit Agreement dated as of March 29, 1996 among Union
                            Texas Petroleum Holdings, Inc., the Banks and Co-Agents
                            listed therein and NationsBank of Texas, N.A., as Agent
                            (Filed as Exhibit 10.2 to the Company's Form 10-Q for
                            quarter ended March 31, 1996 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.97+          -- Third Amendment to Union Texas Petroleum Savings Plan for
                            Salaried Employees (Filed as Exhibit 10.1 to the
                            Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)

             10.98           -- First Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Korea Gas
                                Corporation under Badak V), dated as of May 1, 1996, between Pertamina and Virginia
                                Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East
                                Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company
                                (Filed as Exhibit 10.2 to the Company's Form 10-Q for quarter ended June 30, 1996
                                (Commission File No. 1-9019) and incorporated herein by reference)
             10.99           -- Second Supply Agreement for Package V Excess Sales (1998-1999 LNG Sales to Chinese
                                Petroleum Corporation under Badak VI), dated as of May 1, 1996, between Pertamina and
                                Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union
                                Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia
                                International Company (Filed as Exhibit 10.3 to the Company's Form 10-Q for quarter ended June 30, 1996 (Commission File No. 1-9019) and incorporated herein by reference)
             10.100          -- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to Korea
                                Gas Corporation under Badak V, dated as of May 1, 1996, between Pertamina and Virginia
                                Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas East
                                Kalimantan Limited, Universe Gas & Oil Company, Inc. and Virginia International Company
                                (Filed as Exhibit 10.4 to the Company's Form 10-Q for quarter ended June 30, 1996
                                (Commission File No. 1-9019) and incorporated herein by reference)
             10.101          -- Package VI Supply Agreement for Natural Gas in Support of 2000-2017 LNG Sales to
                                Chinese Petroleum Corporation under Badak VI, dated as of May 1, 1996, between
                                Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil Houston,
                                Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                                Virginia International Company (Filed as Exhibit 10.5 to the Company's Form 10-Q for
                                quarter ended June 30, 1996 (Commission File No. 1-9019) and incorporated herein by reference)
             10.102          -- First Supply Agreement for Package VI Excess Sales (2003-2008 LNG Sales under the
                                Second Amended and Restated 1981 Badak Sales Contract), dated as of May 1, 1996, between Pertamina and Virginia Indonesia Company, Lasmo Sanga Sanga Limited, Opicoil
                                Houston, Inc., Union Texas East Kalimantan Limited, Universe Gas & Oil Company, Inc.
                                and Virginia International Company (Filed as Exhibit 10.6 to the Company's Form 10-Q
                                for quarter ended June 30, 1996 (Commission File No. 1-9019) and incorporated herein by reference)
             10.103+         -- First Amendment to Supplemental Non-Qualified Savings Plan for Executive Employees
                                (Filed as Exhibit 10.1 to the Company's Form 10-Q for quarter ended September 30, 1996
                                (Commission File No. 1-9019) and incorporated herein by reference)
             10.104+         -- Second Amendment to the Salaried Employees' Pension Plan (Filed as Exhibit 10.2 to the
                                Company's Form 10-Q for quarter ended September 30, 1996 (Commission File No. 1-9019)
                                and incorporated herein by reference)
             10.105#         -- License No. P213 and Deed of License Assignment covering United Kingdom North Sea
                                Blocks 16/26 (Britannia and Alba Fields) and 28/5a
             10.106+#        -- Eighth Amendment to Union Texas Petroleum Holdings, Inc. Executive Severance Plan
             10.107+#        -- First Amendment to Union Texas Petroleum Holdings, Inc. 1994 Incentive Plan
             10.108+#        -- Second Amendment to Union Texas Petroleum Holdings, Inc. 1992 Stock Option Plan

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.109+#        -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan
         10.110+#        -- Fourth Amendment to Union Texas Petroleum Holdings, Inc.
                            1985 Stock Option Plan
         10.111+#        -- First Amendment to Union Texas Petroleum Supplemental
                            Retirement Plan II
         21.1#           -- List of Subsidiaries
         23.1            -- Consent of Price Waterhouse LLP is included on page S-1 of this Annual Report on Form 10-K
         24.1            -- Power of Attorney, pursuant to which amendments to this
                            Annual Report on Form 10-K may be filed, is included on
                            page 75 of this Annual Report on Form 10-K
         27.1#           -- Financial data schedule

---------------

+ Executive Severance Plan or Arrangement pursuant to Item 601(b)(10)(iii)(A) of
  Regulation S-K.

# Filed herewith.

(B) REPORTS ON FORM 8-K

     The Company filed Current Reports on Form 8-K dated: (i) October 25, 1996, to attach press releases announcing the Company's 1996 third quarter results, estimates of the Company's year-end reserves, plans for an additional furnace at the Geismar olefins plant in Louisiana, expansion of exploration interests in Italy's Southern Apennines oil play and the repurchase program of up to two million shares of the Company's common stock; (ii) January 24, 1997 to report the resignation of Saul A. Fox, a director, and to attach press releases announcing the Company's 1996 year-end and fourth quarter results, the Company's 1997 capital spending budget and two oil discoveries in the Sindh province in southeastern Pakistan; and (iii) February 13, 1997, to report the results of an exploration well and to attach a press release reporting formation of new exploration ventures in Bolivia, Yemen, Jordan, Greece and Papua New Guinea.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        UNION TEXAS PETROLEUM HOLDINGS, INC.

                                        By:      /s/ DONALD M. MCMULLAN
                                           -------------------------------------
                                                    Donald M. McMullan
                                               Vice President and Controller

Date: March 5, 1997

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of Union Texas Petroleum Holdings, Inc. (the "Company"), do hereby severally constitute and appoint John
L. Whitmire, Larry D. Kalmbach and Donald M. McMullan and each or any one of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JOHN L. WHITMIRE                   Chairman of the Board and Chief   March 5, 1997
-----------------------------------------------------    Executive Officer (Principal
                 (John L. Whitmire)                      Executive Officer)

                /s/ LARRY D. KALMBACH                  Vice President and Chief          March 5, 1997
-----------------------------------------------------    Financial Officer (Principal
                 (Larry D. Kalmbach)                     Financial Officer)

               /s/ DONALD M. MCMULLAN                  Vice President and Controller     March 5, 1997
-----------------------------------------------------    (Principal Accounting Officer)
                (Donald M. McMullan)

                  /s/ GLENN A. COX                                 Director              March 5, 1997
-----------------------------------------------------
                   (Glenn A. Cox)

                /s/ EDWARD A. GILHULY                              Director              March 5, 1997
-----------------------------------------------------
                 (Edward A. Gilhuly)

              /s/ JAMES H. GREENE, JR.                             Director              March 5, 1997
-----------------------------------------------------
               (James H. Greene, Jr.)

                 /s/ HENRY R. KRAVIS                                    Director                  March 5, 1997
------------------------------------------------------
                  (Henry R. Kravis)

               /s/ MICHAEL W. MICHELSON                                 Director                  March 5, 1997
------------------------------------------------------
                (Michael W. Michelson)

                /s/ STANLEY P. PORTER                                   Director                  March 5, 1997
------------------------------------------------------
                 (Stanley P. Porter)

                /s/ GEORGE R. ROBERTS                                   Director                  March 5, 1997
------------------------------------------------------
                 (George R. Roberts)

                 /s/ RICHARD R. SHINN                                   Director                  March 5, 1997
------------------------------------------------------
                  (Richard R. Shinn)

                  /s/ SELLERS STOUGH                                    Director                  March 5, 1997
------------------------------------------------------
                   (Sellers Stough)

                                                                        Director
------------------------------------------------------
                   (James D. Woods)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Prospectuses constituting part of Union Texas Petroleum Holdings, Inc.'s Registration Statements on Forms S-8 (Nos. 33-26105, 33-44045, 33-13575, 33-21684, 33-59213
and 33-64928) of our report dated February 14, 1997, appearing on page 35 of this Form 10-K.

PRICE WATERHOUSE LLP

Houston, Texas
March 5, 1997

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.105#         -- License No. P213 and Deed of License Assignment covering
                            United Kingdom North Sea Blocks 16/26 (Britannia and Alba
                            Fields) and 28/5a
         10.106+#        -- Eighth Amendment to Union Texas Petroleum Holdings, Inc.
                            Executive Severance Plan
         10.107+#        -- First Amendment to Union Texas Petroleum Holdings, Inc.
                            1994 Incentive Plan
         10.108+#        -- Second Amendment to Union Texas Petroleum Holdings, Inc.
                            1992 Stock Option Plan
         10.109+#        -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan
         10.110+#        -- Fourth Amendment to Union Texas Petroleum Holdings, Inc.
                            1985 Stock Option Plan
         10.111+#        -- First Amendment to Union Texas Petroleum Supplemental
                            Retirement Plan II
         21.1#           -- List of Subsidiaries
         23.1            -- Consent of Price Waterhouse LLP is included on page S-1 of this Annual Report on Form 10-K
         24.1            -- Power of Attorney, pursuant to which amendments to this
                            Annual Report on Form 10-K may be filed, is included on
                            page 75 of this Annual Report on Form 10-K
         27.1#           -- Financial data schedule

---------------

+ Executive Severance Plan or Arrangement pursuant to Item 601(b)(10)(iii)(A) of
  Regulation S-K.

# Filed herewith.