Form 10-Q
period 1997-03-31
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1997-04-25
CIK 774214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

As of April 18, 1997, there were 84,635,323 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          1997           1996
                                                                                       ----------     ------------
                                         ASSETS                                       (UNAUDITED)
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   24,380          43,574
     Accounts and notes receivable, less allowance for doubtful accounts  . . . . .        91,178          96,687
     Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,714          39,721
     Prepaid expenses and other current assets  . . . . . . . . . . . . . . . . . .        32,536          23,560
                                                                                       ----------      ----------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       182,808         203,542
Equity investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        93,050          93,262
Property, plant and equipment, at cost, less accumulated
     depreciation, depletion and amortization*  . . . . . . . . . . . . . . . . . .     1,557,673       1,632,423
Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,400          12,777
                                                                                       ----------      ----------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,845,931      $1,942,004
                                                                                       ==========      ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt    . . . . . . . . . . . . . . . . . . . . .    $    2,290      $    2,290
     Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        76,462         103,225
     Taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       113,761         126,813
     Other current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .        50,927          48,511
                                                                                       ----------      ----------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .       243,440         280,839
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       517,485         558,463
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       373,743         391,534
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       121,180         125,146
                                                                                       ----------      ----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,255,848       1,355,982
                                                                                       ----------      ----------

Stockholders' equity:
     Common stock   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,391           4,391
     Paid in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,727          18,863
     Cumulative foreign exchange translation adjustment and other   . . . . . . . .       (44,984)        (21,955)
     Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       673,826         614,376
     Common stock held in treasury, at cost:
          3,206,366 shares at March 31, 1997 and 1,490,322  shares at
          December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (61,877)        (29,653)
                                                                                       ----------      ----------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .       590,083         586,022
                                                                                       ----------      ----------

          Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .    $1,845,931      $1,942,004
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

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                          1997               1996
                                                                                        --------           ---------
Revenues:
    Sales and operating revenues  . . . . . . . . . . . . . . . . . . . . . . .         $282,021           $258,178
    Interest income and other revenues  . . . . . . . . . . . . . . . . . . . .            2,555                165
    Net earnings of equity investees  . . . . . . . . . . . . . . . . . . . . .            7,854              9,213
                                                                                        --------           --------
                                                                                         292,430            267,556

Costs and other deductions:
    Product costs and operating expenses  . . . . . . . . . . . . . . . . . . .           81,360             80,064
    Exploration expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,420             14,207
    Depreciation, depletion and amortization  . . . . . . . . . . . . . . . . .           59,225             54,855
    Selling, general and administrative expenses  . . . . . . . . . . . . . . .            4,788              5,751
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,984              7,848
                                                                                        --------           --------
Income before income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          132,653            104,831
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           68,883             57,270
                                                                                        --------           --------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 63,770           $ 47,561
                                                                                        ========           ========

Earnings per share of common stock  . . . . . . . . . . . . . . . . . . . . . .         $   .74            $    .54
                                                                                        ========           ========

Dividends per share of common stock . . . . . . . . . . . . . . . . . . . . . .         $   .05            $    .05
                                                                                        ========           ========

Weighted average number of shares outstanding (000's) . . . . . . . . . . . . .           85,863             87,598
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

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                              1997               1996
                                                                                            --------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 63,770           $ 47,561
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization   . . . . . . . . . . . . . . . . . . .       59,225             54,855
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,954)            (7,700)
       Net income of equity investees   . . . . . . . . . . . . . . . . . . . . . . . .       (7,854)            (9,213)
       Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,247                  2
                                                                                            --------           --------
           Net cash provided by operating activities before changes in other
             assets and liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .      109,434             85,505

       Decrease in accounts and notes receivable  . . . . . . . . . . . . . . . . . . .        4,571              4,350
       Decrease  in inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,493                518
       (Increase) decrease in prepaid expenses and other assets   . . . . . . . . . . .       (9,243)             3,144
       Decrease in accounts payable and other liabilities   . . . . . . . . . . . . . .      (16,613)            (9,047)
       (Decrease) increase in income taxes payable  . . . . . . . . . . . . . . . . . .       (9,911)            10,930
                                                                                            --------           --------
           Net cash provided by operating activities  . . . . . . . . . . . . . . . . .       82,731             95,400
                                                                                            --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment  . . . . . . . . . . . . . . . . . . . .      (36,055)           (32,044)
    Cash  provided by equity investee   . . . . . . . . . . . . . . . . . . . . . . . .        8,066             12,050
                                                                                            --------           --------
       Net cash required by investing activities  . . . . . . . . . . . . . . . . . . .      (27,989)           (19,994)
                                                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . . . .        8,160             12,869
    Net payments under the credit facilities  . . . . . . . . . . . . . . . . . . . . .                         ( 7,000)
    Net payments on money market lines of credit  . . . . . . . . . . . . . . . . . . .      (44,673)           (75,942)
    Dividends   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,320)            (4,380)
    Proceeds from issuance of treasury stock  . . . . . . . . . . . . . . . . . . . . .        1,202                911
    Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (34,305)            (1,073)
                                                                                            --------           --------
       Net cash required by financing activities  . . . . . . . . . . . . . . . . . . .      (73,936)           (74,615)
                                                                                            --------           --------

    Net (decrease) increase in cash and cash equivalents  . . . . . . . . . . . . . . .      (19,194)               791

    Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . .       43,574             11,069
                                                                                            --------           --------

    Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . .     $ 24,380           $ 11,860
                                                                                            ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized)   . . . . . . . . . . . . . . . . . . . . .     $    820           $ 4,679
       Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       85,944             56,909

    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Commission in the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. and its consolidated subsidiaries at March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1997.

NOTE 2 - CREDIT FACILITIES - The Company had two unsecured bank credit facilities (the "Credit Facilities") at March 31, 1997. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 10, 1998 to a one-year term loan maturing March 9, 1999. Another Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning June 30, 2001, with a final maturity of March 31, 2002. In addition to such Credit Facilities, the Company has the ability to obtain short-term borrowings on uncommitted and unsecured lines of credit with several banks.

NOTE 3 - CONTINGENCIES - The Company and its subsidiaries and related companies are named defendants in a number of lawsuits and named parties in numerous government proceedings arising in the ordinary course of business. While the outcome of contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three- month periods ended March 31, 1997 and 1996, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 22, 1997 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of March 31, 1997 and the related consolidated statements of operations and of cash flows for the three month periods ended March 31, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, of cash flows, and of stockholders' equity for the year then ended (not presented herein), and in our report dated February 14, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1996, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PRICE WATERHOUSE LLP

Houston, Texas
April 22, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1996 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

Net income for the three months ended March 31, 1997, was $64 million, or $.74 per share as compared to net income of $48 million, or $.54 per share reported for the same period in 1996. The current quarter was favorably impacted by higher worldwide oil prices, higher LNG and gas prices, higher U.K. oil volumes and lower interest expense partially offset by lower LNG volumes.

Sales and operating revenues for the three months ended March 31, 1997, were $282 million, as compared to $258 million for the first quarter of 1996. International revenues totaled $234 million as compared to $217 million for the first quarter of 1996. In the U.K., sales and operating revenues increased by $16 million due to higher crude oil prices and increased sales volumes, including higher gas takes from the Sean fields. In Indonesia, sales decreased $2 million due to lower LNG and oil volumes partially offset by higher prices. For the full year, LNG sales volumes are expected to be approximately 15% below 1996 levels. In Pakistan, sales were $3 million above 1996 primarily due to higher crude oil and gas prices.

Average prices received and volumes sold by the Company's major operations during the first quarter of 1997 and 1996, respectively, were as follows:

                                                        PRICES                                VOLUMES
                                                                                           (000S PER DAY)

                                                  1997           1996                   1997           1996
                                                  ----           ----                   ----           ----
Crude oil (barrels):
    U.K.                                         $19.17         $18.09                    47             46
    Pakistan                                      19.15          16.17                     7              6
    Indonesia                                     21.79          18.34                     6              8
Indonesian LNG (Mcf)                               4.02           3.30                   194            241
Pakistan natural gas (Mcf)                         1.71           1.29                    38             43
U.K. natural gas (Mcf)                             3.00           2.50                    79             59
U.S. ethylene (pounds)                              .25            .18                 1,168          1,180

Petrochemical revenues totaled $48 million as compared to $41 million in the first quarter of 1996, while operating profit was $1 million as compared to $4 million in the prior period. The revenue increase was principally due to higher ethylene sales prices, however, higher feedstock cost and pipeline maintenance expense offset the revenue increase.

Interest expense in the first quarter of 1997 was lower than the same period of 1996 due to a reduction in the Company's debt level. Lower exploration expenses were primarily due to reduced exploration costs in Alaska.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $83 million in the first quarter of 1997, a decrease of $13 million from the same period in the prior year. The decline was due mainly to the timing of U.K. tax payments and lower Indonesian LNG volumes, partially offset by higher product prices.

Capital resources: Capital expenditures for the first quarter of 1997 were $33 million including capitalized interest of $8 million. Capital expenditures for the first quarter of 1996 were $45 million including capitalized interest of $6 million. The current quarter decrease was due to lower Alaska exploration drilling and reduced development costs for the Britannia field in the U.K. North Sea.

Financing activities: The Company had two unsecured credit facilities (the "Credit Facilities") at March 31, 1997. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 10, 1998 to a one-year term loan maturing March 9, 1999. This facility replaced a $100 million unsecured credit agreement that matured on March 15, 1997. The other Credit Facility is a $450 million revolver that reduces quarterly by $35
million beginning June 30, 2001,  with a final maturity of March 31, 2002.   At
March 31, 1997, no amounts were outstanding under the Credit Facilities. The $450 million revolver allows the Company to borrow up to $300 million in U.S. dollar loans at interest rates determined in a competitive bid process. Loans under the $450 million revolver may be made in both pounds sterling and U.S. dollars at the option of the Company. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins, subject to increase or decrease in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At March 31, 1997, the Company's adjusted stockholders' equity was approximately $635 million. The Credit Facilities provide the Company with the ability to borrow on a long-term basis.

The Company has established short-term, uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's ability to refinance them on a long-term basis through its Credit Facilities. At March 31, 1997, $13 million was outstanding under these money market lines. As of March 31, 1997, the Company had approximately $537 million of available financing under the Credit Facilities.

The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), has a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production. At March 31, 1997, 63 million pounds sterling ($103 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 7.0% per annum.

In 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock, all of which were repurchased by the end of 1996. In October, 1996, the Company's Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock, all of which were repurchased by March 31, 1997. During the first quarter of 1997, the Company repurchased a total of 1,821,264 shares at an average price of $18.84 per share. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. At March 31, 1997, 3,206,366 shares of common stock were held, at cost, as treasury shares.

Financial condition: In the first quarter of 1997 the Company declared and paid a dividend of approximately $4.3 million on its common stock. On April 16, 1997 the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of April 30, 1997, payable on May 15, 1997.

                                   FORM 10-Q
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company and its subsidiaries and related companies are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial statements of the Company. (See Item 3 in the Company's 1996 annual report on Form 10-K.)

ITEM 5 - OTHER INFORMATION

Indonesia. The Company's Indonesian activities consist primarily of its 37.81% working interest in an East Kalimantan joint venture that supplies natural gas to a liquefied natural gas ("LNG") plant at Bontang Bay owned by Pertamina, the Indonesian national oil company. In March 1997, a $1,127 million financing was signed for the eighth train (Train H), an additional LNG storage tank, an additional natural gas pipeline from the Badak field to the LNG plant, and a debottlenecking project for Trains A through F. The financing was provided by a combination of Taiwanese and Japanese sources and a group of international banks through arrangements similar to those used to finance the seventh train (Train G). The financing provides for initial advances of up to $150 million, with further advances being conditioned upon the execution and delivery of the marine transportation agreement associated with the Badak VI Sales Contract. Construction is expected to begin in 1997. Revenues from the Badak V Sales Contract with Korea Gas Corporation and the Badak VI Sales Contract with Chinese Petroleum Corporation will be the primary sources of repayment for this financing. Financing for the eighth train is nonrecourse to both Pertamina and the joint venture.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            Exhibit No.   Description

              10.1 First Amendment Agreement dated as of March 11, 1997 to the Second Amended and Restated Credit Agreement dated as of March 29, 1996, among Union Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

              10.2 Credit Agreement dated as of March 11, 1997 among Union Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

              10.3 $1,127,000,000 Bontang VI Loan Agreement, dated as of March 4, 1997, among Bank of America National Trust and Savings Association, as Trustee under the Bontang VI Trustee and Paying Agent Agreement, as Borrower, Bank of Taiwan New York Agency as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein.

              10.4 Bontang VI Producers Agreement, dated as of March 4, 1997, by Perusahaan Pertambangan Minyak Dan Gas Bumi Negara ("Pertamina"), Total Indonesie, Virginia Indonesia Company, Union Texas East Kalimantan Limited, Lasmo Sanga Sanga Limited, Virginia International Company, Opicoil Houston, Inc., Universe Gas & Oil Company, Inc., Indonesia Petroleum, Ltd., Unocal Indonesia Company (collectively, the "Producers"), in favor of Bank of Taiwan New York Agency, as Lead Arranger, Bontang LNG Train-H Investment Co., Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein.

              10.5 Bontang VI Trustee and Paying Agent Agreement, dated as of March 4, 1997, among the Producers and Bank of America National Trust and Savings Association, as Trustee and Paying Agent.

              10.6 Letter Agreement Amendment to Facility Agreement dated May 26, 1995 between Union Texas Brittania Limited as Borrower and The Chase Manhattan Bank as Arranger, NationsBank, N.A. as Facility Agent and the Technical Agents, Funding Agent, Account Bank and the other financial institutions named therein.

              10.7 Amendment No. 2 to Bontang III Loan Agreement, dated as of March 4, 1997 among BankAmerica International, as Trustee under the Bontang III Trustee and Paying Agent Agreement, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company, as agent on behalf of the Majority Tranche B Lenders.

              15         Independent Accountant's Awareness Letter.

              27.1 Financial Data Schedule for the three-month period ended March 31, 1997.

      (b)   Reports on Form 8-K

            The Company filed the following reports on Form 8-K since the quarterly period ended December 31, 1996:

            The Company filed a Form 8-K dated January 24, 1997 to report on the resignation of Saul A. Fox, a director, and to attach press releases announcing the Company's 1996 year-end and fourth quarter results, the Company's 1997 capital spending budget and two oil discoveries in the Sindh Province in southeastern Pakistan.

            The Company filed a Form 8-K dated February 13, 1997 to report the results of an exploration well and to attach a press release reporting formation of new exploration ventures in Bolivia, Yemen, Jordan, Greece and Papua New Guinea.

            The Company filed a Form 8-K dated April 23, 1997 to attach a press release announcing the Company's first quarter earnings.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  April 25, 1997                  By:   /s/ DONALD M. MCMULLAN
                                             -----------------------------------
                                                     Donald M. McMullan
                                               Vice President and Controller
                                                 (Chief Accounting Officer
                                               and officer duly authorized to
                                              sign on behalf of the registrant)

                                 EXHIBIT INDEX




     Exhibit
     Number           Description
     -------          -----------
     10.1             First Amendment Agreement dated as of March 11, 1997 to
                      the Second Amended and Restated Credit Agreement dated as
                      of March 29, 1996, among Union Texas Petroleum Holdings,
                      Inc., the Banks and Co-Agents listed therein and
                      NationsBank of Texas, N.A., as Agent.

     10.2             Credit Agreement dated as of March 11, 1997 among Union
                      Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent.

     10.3             $1,127,000,000 Bontang VI Loan Agreement, dated as of
                      March 4, 1997, among Bank of America National Trust and
                      Savings Association, as Trustee under the Bontang VI
                      Trustee and Paying Agent Agreement, as Borrower, Bank of
                      Taiwan New York Agency as Lead Arranger, Bontang LNG
                      Train-H Investment Co., Ltd. as Co-Lead Arranger, The
                      Chase Manhattan Bank as Agent, Co-Agent and Co- Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein.

     10.4             Bontang VI Producers Agreement, dated as of March 4,
                      1997, by Perusahaan Pertambangan Minyak Dan Gas Bumi
                      Negara ("Pertamina"), Total Indonesie, Virginia Indonesia
                      Company, Union Texas East Kalimantan Limited, Lasmo Sanga
                      Sanga Limited, Virginia International Company, Opicoil
                      Houston, Inc., Universe Gas & Oil Company, Inc.,
                      Indonesia Petroleum, Ltd., Unocal Indonesia Company
                      (collectively, the "Producers"), in favor of Bank of Taiwan New York Agency, as Lead Arranger, Bontang LNG
                      Train-H Investment Co., Ltd. as Co-Lead Arranger, The
                      Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger, and the Co-Agents, Co-Arrangers and Lenders named therein.

     10.5 Bontang VI Trustee and Paying Agent Agreement, dated as of March 4, 1997, among the Producers and Bank of America
                      National Trust and Savings Association, as Trustee and
                      Paying Agent.

     10.6             Letter Agreement Amendment to Facility Agreement dated
                      May 26, 1995 between Union Texas Brittania Limited as
                      Borrower and The Chase Manhattan Bank as Arranger,
                      NationsBank, N.A. as Facility Agent and the Technical
                      Agents, Funding Agent, Account Bank and the other financial institutions named therein.

     10.7 Amendment No. 2 to Bontang III Loan Agreement, dated as of March 4, 1997 among BankAmerica International, as
                      Trustee under the Bontang III Trustee and Paying Agent
                      Agreement, Train-E Finance Co., Ltd. as Tranche A Lender and The Industrial Bank of Japan Trust Company, as agent on behalf of the Majority Tranche B Lenders.

     15               Independent Accountant's Awareness Letter.

     27.1             Financial Data Schedule for the three-month period ended
                      March 31, 1997.