Form 10-Q
period 1997-06-30
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1997-07-25
CIK 774214

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 18, 1997, there were 84,716,634 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                          PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   1997                1996
                                                                               ------------        -----------
                                          ASSETS                               (UNAUDITED)
Current assets:
      Cash and cash equivalents.............................................   $   45,475          $   43,574
      Accounts and notes receivable, less allowance for doubtful accounts...       79,437              96,687
      Inventories...........................................................       31,261              39,721
      Prepaid expenses and other current assets.............................       48,093              23,560
                                                                               ----------          ----------
          Total current assets..............................................      204,266             203,542
Equity investments..........................................................       92,220              93,262
Property, plant and equipment, at cost, less accumulated
      depreciation, depletion and amortization*.............................    1,580,843           1,632,423
Other assets   .............................................................       11,997              12,777
                                                                               ----------          ----------
          Total assets......................................................   $1,889,326          $1,942,004
                                                                               ==========          ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt ....................................   $    1,144          $    2,290
      Accounts payable......................................................       89,450             103,225
      Taxes payable.........................................................      108,654             126,813
      Other current liabilities.............................................       49,983              48,511
                                                                               ----------          ----------
          Total current liabilities.........................................      249,231             280,839
Long-term debt..............................................................      518,681             558,463
Deferred income taxes.......................................................      372,696             391,534
Other liabilities...........................................................      125,613             125,146
                                                                               ----------          ----------
          Total liabilities.................................................    1,266,221           1,355,982
                                                                               ----------          ----------


Stockholders' equity:
      Common stock..........................................................        4,391               4,391
      Paid in capital.......................................................       18,615              18,863
      Cumulative foreign exchange translation adjustment and other..........      (34,205)            (21,955)
      Retained earnings.....................................................      694,943             614,376
      Common stock held in treasury, at cost:
          3,142,185 shares at June 30, 1997 and 1,490,322  shares at
          December 31, 1996.................................................      (60,639)            (29,653)
                                                                               ----------          ----------

          Total stockholders' equity........................................      623,105             586,022
                                                                               ----------          ----------

          Total liabilities and stockholders' equity........................   $1,889,326          $1,942,004
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

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                   JUNE 30,
                                                                    -------                    --------
                                                               1997          1996          1997         1996
                                                               ----          ----          ----         ----
Revenues:
     Sales and operating revenues.......................     $211,686      $223,192     $493,707      $481,370
     Interest income and other revenues.................          918           900        3,473         1,065
     Net earnings of equity investees...................        4,180         5,658       12,034        14,871
                                                             --------      --------     --------       -------
                                                              216,784       229,750      509,214       497,306


Costs and other deductions:
     Product costs and operating expenses...............       80,723        81,258      162,083       161,322
     Exploration expenses...............................       21,150        10,258       31,570        24,465
     Depreciation, depletion and amortization...........       46,747        48,953      105,972       103,808
     Selling, general and administrative expenses.......        7,156         6,424       11,944        12,175
     Interest expense...................................        1,603         6,662        5,587        14,510
                                                             --------      --------     --------      --------
Income before income taxes..............................       59,405        76,195      192,058       181,026
Income taxes............................................       34,056        45,358      102,939       102,628
                                                             --------      --------     --------      --------
Net income..............................................     $ 25,349      $ 30,837     $ 89,119      $ 78,398
                                                             ========      ========     ========      ========

Earnings per share of common stock......................     $    .30      $    .35     $   1.05      $    .90
                                                             ========      ========     ========      ========

Dividends per share of common stock.....................     $    .05      $    .05     $    .10      $    .10
                                                             ========      ========     ========      ========


Weighted average number of shares
     outstanding (000's)................................       84,652        87,547       85,254        87,573
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

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        ------------------------
                                                                                          1997            1996
                                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.....................................................................    $ 89,119       $ 78,398
     Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation, depletion and amortization....................................     105,972        103,808
        Deferred income taxes.......................................................     (12,872)           783
        Net income of equity investees..............................................     (12,034)       (14,871)
        Other.......................................................................         909          1,691
                                                                                        --------       --------
           Net cash provided by operating activities before changes in other
             assets and liabilities.................................................     171,094        169,809

        Decrease (increase) in accounts and notes receivable........................      16,568        (10,696)
        Decrease in inventories.....................................................       8,104          7,953
        Increase in prepaid expenses and other assets...............................     (23,520)       (15,436)
        Decrease in accounts payable and other liabilities..........................      (2,654)        (9,061)
        (Decrease) increase in income taxes payable.................................     (16,274)         7,009
                                                                                        --------       --------
           Net cash provided by operating activities................................     153,318        149,578
                                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment.....................................     (86,106)       (80,704)
     Cash provided by equity investee...............................................      13,076         17,450
                                                                                        --------       --------
        Net cash required by investing activities...................................     (73,030)       (63,254)
                                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of long-term debt...................................      19,619         31,159
     Payments to settle long-term debt..............................................      (1,146)        (1,146)
     Net payments under the credit facilities.......................................                    (45,000)
     Net payments on money market lines of credit...................................     (55,633)       (53,167)
     Dividends......................................................................      (8,552)        (8,762)
     Proceeds from issuance of treasury stock.......................................       1,630          1,139
     Purchase of treasury stock.....................................................     (34,305)        (7,355)
                                                                                        --------       --------
        Net cash required by financing activities...................................     (78,387)       (83,132)
                                                                                        --------       --------

     Net (decrease) increase in cash and cash equivalents...........................       1,901          3,192

     Cash and cash equivalents at beginning of period...............................      43,574         11,069
                                                                                        --------       --------

     Cash and cash equivalents at end of period.....................................    $ 45,475       $ 14,261
                                                                                        ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest (net of amount capitalized)........................................    $  4,521       $ 13,341
        Income taxes................................................................     131,909         97,221

   The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. and its consolidated subsidiaries at June 30, 1997, and the results of operations and cash flows for the three and six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1997.

NOTE 2 - ACCOUNTING PRONOUNCEMENT RECENTLY ISSUED - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" effective for interim and annual periods after December 15, 1997. This statement replaces primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. Upon adoption, restatement of prior years EPS will be required. The Company does not expect the implementation of SFAS 128 to have a material impact on its EPS.

NOTE 3 - SUBSEQUENT EVENTS - In July 1997, the Company filed a registration statement with the SEC, covering the issuance of up to $500 million of several types of securities, including debt securities, common stock, preferred stock and warrants. These securities may be offered from time to time and on such terms as the Company deems appropriate.

During July 1997, the British government announced proposed changes in the U.K. corporate tax laws. If the legislation is enacted as proposed, the Company expects to record during the third quarter of 1997 (the anticipated date of enactment) a one-time, non-cash charge to deferred tax expense of approximately $15 million.

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three and six month periods ended June 30, 1997 and 1996, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated July 21, 1997 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of June 30, 1997 and the related consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and of cash flows for the six month periods ended June 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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

Houston, Texas
July 21, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1996 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Net income for the three months ended June 30, 1997, was $25 million, or $.30 per share, as compared to net income of $31 million, or $.35 per share, for the same period in 1996. The current quarter was unfavorably impacted by anticipated declines in Indonesian LNG volumes, lower U.K. oil prices and higher new venture exploration expenses partially offset by higher worldwide crude oil sales volumes, higher Petrochemical operating profit, lower interest expense and the sale of a small interest in a U.K. North Sea field.

Sales and operating revenues for the three months ended June 30, 1997, were $212 million, down from $223 million for the second quarter of 1996. International revenues totaled $167 million as compared to $171 million for the second quarter of 1996. In the U.K., sales and operating revenues decreased by $1 million due to lower crude oil prices and gas volumes partially offset by higher oil volumes. In Indonesia, sales decreased $7 million due to anticipated lower LNG volumes partially offset by higher crude oil volumes. In Pakistan, sales increased $4 million due to higher oil volumes and higher gas prices.

Average prices received and volumes sold by the Company's major operations during the second quarter of 1997 and 1996, respectively, were as follows:

                                           PRICES             VOLUMES
                                                           (000S PER DAY)

                                     1997         1996     1997      1996
                                     ----         ----     ----      ----
Crude oil (barrels):
     U.K                       $     16.11  $     18.27      43        41
     Pakistan                        16.65        16.24       7         5
     Indonesia                       18.97        19.07       6         4
Indonesian LNG (Mcf)                  3.39         3.41     178       214
Pakistan natural gas (Mcf)            1.67         1.29      37        42
U.K. natural gas (Mcf)                2.44         2.25       6        22
U.S. ethylene (pounds)                 .24          .21   1,189     1,577


Petrochemical revenues totaled $45 million as compared to $52 million in the second quarter of 1996, while operating profit was $12 million as compared to $7 million in the prior period. The increased operating profit was due to higher ethylene sales prices and reduced feedstock costs partially offset by lower ethylene sales volumes reflecting the timing of spot sales.

Exploration expenses in the second quarter of 1997 were $11 million higher than the same period of 1996 due primarily to increased geological and geophysical expenses for new exploration ventures. Interest expense decreased by $5 million during the period due to a reduction in the Company's debt level and higher capitalized interest.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Net income for the six months ended June 30, 1997, was $89 million, or $1.05 per share, as compared to net income of $78 million, or $.90 per share, reported for the same period in 1996. The current period was favorably impacted by higher Indonesian LNG sales prices, higher Petrochemical operating profit, higher oil sales volumes in Pakistan and the U.K. and lower interest expense, partially offset by anticipated declines in LNG volumes.

Sales and operating revenues for the six months ended June 30, 1997 were $494 million, up from $481 million in the prior year. International revenues totaled $401 million as compared to $388 million for the first six months of 1996. In the U.K., sales and operating revenues increased by $16 million due to increased sales volumes. In Indonesia, sales decreased $10 million as compared to 1996 due to lower LNG volumes partially offset by higher LNG and crude oil prices. In Pakistan, sales were $7 million above 1996, primarily due to higher crude oil volumes and gas prices.

Average prices received and volumes sold by the Company's major operations during the first six months of 1997 and 1996, respectively, were as follows:

                                        PRICES                  VOLUMES
                                                            (000S PER DAY)

                                     1997         1996     1997      1996
                                     ----         ----     ----      ----
Crude oil (barrels):
     U.K                       $    17.71    $   18.18     45        43
     Pakistan                       17.84        16.20      7         6
     Indonesia                      20.44        18.56      6         6
Indonesian LNG (Mcf)                 3.72         3.36    186       227
Pakistan natural gas (Mcf)           1.68         1.29     38        43
U.K. natural gas (Mcf)               2.96         2.43     42        40
U.S. ethylene (pounds)                .25          .20  1,178     1,379

Petrochemical revenues totaled $93 million as compared to $94 million in the first half of 1996, while operating profit was $14 million as compared to $12 million in the prior period. The increased operating profit was primarily due to higher ethylene sales prices and reduced feedstock costs partially offset by lower ethylene sales volumes.

Exploration expenses in the first half of 1997 were $7 million higher than the same period of 1996 due primarily to increased geological and geophysical expenses for new exploration ventures. Interest expense decreased $9 million during the period due to a reduction in the Company's debt level and higher capitalized interest.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $153 million in the first six months of 1997, an increase of $3 million from the same period in the prior year. Higher Indonesian LNG prices, higher Petrochemical operating profit and higher U.K. and Pakistan oil volumes were largely offset by lower LNG volumes.

Capital resources: Capital expenditures for the first half of 1997 were $77 million excluding capitalized interest of $17 million. Capital expenditures for the first half of 1996 were $84 million excluding capitalized interest of $12 million. The decline was due to lower Alaska exploration drilling and reduced development costs for the Britannia field in the U.K. North Sea partially offset by higher new exploration venture geological and geophysical costs. Full year 1997 capital expenditures are expected to be higher than 1996's $186 million. In May 1997 the Company increased its full year 1997 capital spending budget from $229 million (excluding capitalized interest) to $269 million (excluding capitalized interest). The majority of the increased capital budget is designated for three new exploration ventures in Kazakstan, Algeria and China.

Financing Activities: The Company had two unsecured credit facilities (the "Credit Facilities") at June 30, 1997. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 10, 1998 to a one-year term loan maturing March 9, 1999. The other Credit Facility is a dual currency (U.S. dollars and pounds sterling) $450 million revolver that reduces quarterly by $35 million beginning June 30, 2001, with a final maturity of March 31, 2002. At June 30, 1997, no amounts were outstanding under the Credit Facilities. The Credit Facilities contain restrictive covenants and require maintenance of stockholders' equity, as adjusted, at $350 million. At June 30, 1997, the Company's adjusted stockholders' equity was approximately $657 million.

The Company has uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. At June 30, 1997, no amounts were outstanding under these money market lines. As of June 30,1997, the Company had $550 million of available financing under the Credit Facilities.

The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), has a 150 million pounds sterling secured financing from a syndicate of banks. At June 30, 1997, 70 million pounds sterling ($116 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 7.3% per annum.

In July 1997, the Company filed a shelf registration statement with the SEC, covering the issuance of up to $500 million of several types of securities, including debt securities, common stock, preferred stock and warrants to purchase securities in any combination that the Company may elect to offer from time to time on such terms as the Company deems appropriate. The Company believes the shelf registration provides additional financing flexibility to meet future funding requirements and to take advantage of potentially attractive capital market conditions. The Company intends to use the net proceeds from any offering for general corporate purposes, which may include the repayment of outstanding indebtedness, working capital increases, capital expenditures and acquisitions. No securities have yet been issued.

In 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's stock, all of which were repurchased by the end of 1996. In October, 1996, the Company's Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock, all of which were repurchased by March 31, 1997. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. At June 30, 1997, 3,142,185 shares of common stock were held, at cost, as treasury shares.

Financial condition: In the second quarter of 1997, the Company declared and paid a dividend of approximately $4.3 million on its common stock. On July 18, 1997, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of July 31, 1997, payable on August 15, 1997.

During the second quarter of 1997, the Company's U.K. operations incurred a one-time pre-tax restructuring charge of $4 million ($1.7 million after-tax). It is anticipated that this restructuring will result in lower costs in the future.

During July 1997, the British government announced proposed changes in U.K. corporate tax laws which, if enacted would impact the Company's U.K. operations. Under the proposal, the Advanced Corporation Tax (ACT) credit on dividends paid by U.K. companies would be substantially reduced. In addition, the proposal would lower the U.K.

corporate tax rate from 33% to 31%. These proposed changes are subject to legislative enactment. If adopted, the proposed reduction in the ACT credit would become effective April 6, 1999 while the proposed lowering of the corporate tax rate is expected to be effective April 1, 1997.

If the legislation is enacted as proposed, the Company expects to record during the third quarter of 1997 a one-time, non-cash charge to deferred tax expense of approximately $15 million resulting primarily from the reduction of the ACT credit on future dividends. The proposed tax law change is not anticipated to have a material impact on the Company's current tax expense (the net effective U.K. corporation tax rate would increase from 27.5% to 31% after April 6, 1999) nor is it expected to have a material impact on the standardized measure of discounted future net cash flows.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 1997, the 1997 Annual Meeting of Stockholders of the Company was held. The following persons were elected as proposed in the proxy solicitation issued pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified: John L. Whitmire, Glenn A. Cox, Edward A. Gilhuly, James H. Greene, Jr., Henry R. Kravis, Michael W. Michelson, Stanley P. Porter, George R. Roberts, Richard R. Shinn, and Sellers Stough. Prior to the Annual Meeting, James D. Woods withdrew his name as a nominee from the slate of directors to be elected due to personal time commitments that had arisen since Mr. Woods joined the Board earlier in the year. At a board of directors meeting following the Annual Meeting, the board appointed Wylie Bernard (Ber) Pieper, retired Vice Chairman and Chief Operating Officer of Halliburton Company, to fill the vacant board position. Also at the Annual Meeting, stockholders ratified the appointment of Price Waterhouse LLP as the Company's independent accountants.

There were 78,359,324 shares voted for the election of directors and no abstentions or broker non-votes. Results by nominated director were:

                                VOTED             AUTHORITY
                                 FOR              WITHHELD

John L. Whitmire              75,581,064          2,778,260
Glenn A. Cox                  75,302,357          3,056,967
Edward A. Gilhuly             75,186,965          3,172,359
James H. Greene, Jr           69,754,981          8,604,343
Henry R. Kravis               69,753,987          8,605,337
Michael W. Michelson          75,187,265          3,172,059
Stanley P. Porter             75,232,737          3,126,587
George R. Roberts             69,760,746          8,598,578
Richard R. Shinn              75,231,042          3,128,282
Sellers Stough                75,231,623          3,127,701

There were 78,240,861 shares voted for the ratification of the appointment of Price Waterhouse LLP as the Company's independent public accountants, with 67,481 shares voted against, 50,982 abstentions and no broker non-votes.

ITEM 5 - OTHER INFORMATION

Kazakstan and Caspian Sea: In May 1997, the Company signed agreements to form a joint venture with Oman Oil Company Limited to explore for, develop and produce oil and gas onshore Kazakstan and offshore in the Kazakstan sector of the Caspian Sea. The Company will serve as operator of the new venture and will own a 75% interest. Oman Oil, a state-owned project development company of Oman, will retain a 25% interest.

Venezuela: In June 1997, the Company led a successful bid for Venezuela's Boqueron area under Venezuela's Third Operating Agreement Round. The Company was named the operator and will have a 66.67% working interest and will work with its partner, Preussag Energie GmbH of Germany, who will have a 33.33% working interest, to further develop this currently-producing field. The Company and Preussag Energie offered $175 million for Boqueron. Under the

20-year contract, the Union Texas group will produce oil from Boqueron on behalf of Lagoven SA, a subsidiary of Petroleos de Venezuela SA which currently serves as operator, and will receive a service fee for the production of a "baseline" production profile of approximately 24 million barrels of oil and a sliding scale incentive fee for production above this baseline level and for the recovery of costs. The Company anticipates recording approximately 40 million net barrels in proved reserves from Boqueron during 1997 with additional reserves expected to be recorded in the future as the field is further developed. The group must invest at least $13 million over the next three years and expects to spend between $250 million to $300 million in the area over the next five years. With this additional development spending, the Company expects to increase current production at Boqueron from 10,000 gross barrels of oil a day to 50,000 - 60,000 barrels within three to five years.

The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that involve risks and uncertainties, including price volatility, exploration, development, operational, marketing, reserve estimates, implementation and opportunity risks, and other factors described from time to time in the Company's publicity available SEC reports, which could cause actual results to differ materially.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


         Exhibit No.         Description

         10.1   Union Texas Petroleum Deferred Compensation Plan (Filed as
                Exhibit No. 99.1 to the Company's Registration Statement No.
                333-30811 on Form S-8 (Commission File No. 1-9019) and incorporated herein by reference).

         10.2   Second Amendment to Union Texas Petroleum Holdings, Inc. 1994
                Incentive Plan.

         10.3   Third Amendment to Union Texas Petroleum Holdings, Inc. 1992
                Stock Option Plan.

         10.4   Fourth Amendment to Union Texas Petroleum Holdings, Inc. 1987
                Stock Option Plan.

         10.5   Fifth Amendment to Union Texas Petroleum Holdings, Inc. 1986
                Stock Option Plan.

         15     Independent Accountant's Awareness Letter.

         27.1   Financial Data Schedule for the six-month period ended June 30,
                1997.

   (b)   Reports on Form 8-K

         The Company filed the following reports on Form 8-K since the quarterly period ended March 31, 1997:

         The Company filed a Form 8-K dated April 23, 1997 to attach a press release announcing the Company's first quarter earnings.

         The Company filed a Form 8-K dated May 7, 1997 to attach press releases reporting an exploration venture in Algeria and an exploration venture onshore Kazakstan and offshore in the Capsian Sea.

         The Company filed a Form 8-K dated May 12, 1997 to attach press releases reporting the results of the Company's Annual Stockholders Meeting, the resignation of Mr. James D. Woods as director and the appointment of Mr. Wylie Bernard Pieper as director and to announce the Company's increase in its 1997 capital spending budget and new guidelines for stock ownership for officers and directors.

         The Company filed a Form 8-K dated July 23, 1997 to attach a press release announcing the Company's second quarter earnings.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  July 25, 1997                   By:    /s/ DONALD M. MCMULLAN
                                              -----------------------
                                                 Donald M. McMullan
                                              Vice President and Controller
                                                (Chief Accounting Officer
                                             and officer duly authorized to
                                            sign on behalf of the registrant)

                               INDEX TO EXHIBITS


         Exhibit No.         Description

         10.1   Union Texas Petroleum Deferred Compensation Plan (Filed as
                Exhibit No. 99.1 to the Company's Registration Statement No.
                333-30811 on Form S-8 (Commission File No. 1-9019) and incorporated herein by reference).

         10.2   Second Amendment to Union Texas Petroleum Holdings, Inc. 1994
                Incentive Plan.

         10.3   Third Amendment to Union Texas Petroleum Holdings, Inc. 1992
                Stock Option Plan.

         10.4   Fourth Amendment to Union Texas Petroleum Holdings, Inc. 1987
                Stock Option Plan.

         10.5   Fifth Amendment to Union Texas Petroleum Holdings, Inc. 1986
                Stock Option Plan.

         15     Independent Accountant's Awareness Letter.

         27.1   Financial Data Schedule for the six-month period ended June 30,
                1997.