Form 10-Q
period 1997-09-30
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1997-10-27
CIK 774214

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
Yes   X       No
    -----        ------

As of October 17, 1997, there were 85,071,219 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                   FORM 10-Q
                         PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                   1997              1996
                                                                                -----------      -----------
                                         ASSETS                                 (UNAUDITED)
Current assets:
     Cash and cash equivalents ............................................     $    25,229      $    43,574
     Accounts and notes receivable, less allowance for doubtful accounts ..          75,691           96,687
     Inventories ..........................................................          34,743           39,721
     Prepaid expenses and other current assets ............................          39,818           23,560
                                                                                -----------      -----------
          Total current assets ............................................         175,481          203,542
Equity investments ........................................................          94,197           93,262
Property, plant and equipment, at cost, less accumulated
     depreciation, depletion and amortization* ............................       1,696,418        1,632,423
Other assets ..............................................................          11,623           12,777
                                                                                -----------      -----------

          Total assets ....................................................     $ 1,977,719      $ 1,942,004
                                                                                ===========      ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt ....................................     $     1,144      $     2,290
     Accounts payable .....................................................          85,568          103,225
     Taxes payable ........................................................         110,175          126,813
     Other current liabilities ............................................          54,469           48,511
                                                                                -----------      -----------
          Total current liabilities .......................................         251,356          280,839
Long-term debt ............................................................         619,345          558,463
Deferred income taxes .....................................................         325,775          391,534
Other liabilities .........................................................         124,488          125,146
                                                                                -----------      -----------
          Total liabilities ...............................................       1,320,964        1,355,982
                                                                                -----------      -----------

Stockholders' equity:
     Common stock .........................................................           4,391            4,391
     Paid in capital ......................................................          18,477           18,863
     Cumulative foreign exchange translation adjustment and other .........         (49,936)         (21,955)
     Retained earnings ....................................................         738,754          614,376
     Common stock held in treasury, at cost:
          2,844,431 shares at September 30, 1997 and 1,490,322 shares at
          December 31, 1996 ...............................................         (54,931)         (29,653)
                                                                                -----------      -----------

          Total stockholders' equity ......................................         656,755          586,022
                                                                                -----------      -----------

          Total liabilities and stockholders' equity ......................     $ 1,977,719      $ 1,942,004
                                                                                ===========      ===========

* The Company follows the successful efforts method of accounting for oil and gas activities.


    The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          ------------------          -----------------
                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                             -------------              -------------
                                                           1997         1996          1997          1996
                                                           ----         ----          ----          ----
Revenues:
    Sales and operating revenues ...................     $ 182,843      $227,284    $ 676,550    $ 708,654
    Interest income and other revenues .............           239           644        3,712        1,709
    Net earnings of equity investees ...............         5,206         7,645       17,240       22,516
                                                         ---------      --------    ---------    ---------
                                                           188,288       235,573      697,502      732,879

Costs and other deductions:
    Product costs and operating expenses ...........        68,624        81,016      230,707      242,338
    Exploration expenses ...........................        16,118         8,834       47,688       33,299
    Depreciation, depletion and amortization .......        47,592        48,628      153,564      152,436
    Selling, general and administrative expenses ...         8,016         6,516       19,960       18,691
    Interest expense ...............................         1,113         5,582        6,700       20,092
                                                         ---------      --------    ---------    ---------
Income before income taxes .........................        46,825        84,997      238,883      266,023
Income taxes (benefit) .............................        (1,222)       51,476      101,717      154,104
                                                         ---------      --------    ---------    ---------

Net income .........................................     $  48,047      $ 33,521    $ 137,166    $ 111,919
                                                         =========      ========    =========    =========

Earnings per share of common stock .................     $     .57      $    .39    $    1.61    $    1.28
                                                         =========      ========    =========    =========

Dividends per share of common stock ................     $     .05      $    .05    $    .15     $     .15
                                                         =========      ========    =========    =========

Weighted average number of shares outstanding (000s)        84,795        86,996       85,099       87,379
                                                         =========      ========    =========    =========




   The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1997           1996
                                                                                       ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................     $ 137,166      $ 111,919
    Adjustment to reconcile net income to net cash provided by operating activities:
       Depreciation, depletion and amortization ................................       153,564        152,436
       Deferred income taxes ...................................................       (52,499)       (23,061)
       Net income of equity investees ..........................................       (17,240)       (22,516)
       Other ...................................................................         1,149          2,449
                                                                                     ---------      ---------
           Net cash provided by operating activities before changes in other
             assets and liabilities ............................................       222,140        221,227

       Decrease (Increase) in accounts and notes receivable ....................        19,720        (10,821)
       Decrease in inventories .................................................         4,427          1,641
       Increase in prepaid expenses and other assets ...........................       (16,202)       (13,870)
       (Decrease) Increase in accounts payable and other liabilities ...........       (13,358)           167
       (Decrease) Increase in income taxes payable .............................       (12,928)        23,077
                                                                                     ---------      ---------
           Net cash provided by operating activities ...........................       203,799        221,421
                                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment .................................      (264,630)      (127,483)
    Cash provided  by equity investees .........................................        16,305         27,350
                                                                                     ---------      ---------
       Net cash required by investing activities ...............................      (248,325)      (100,133)
                                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of long-term debt ...............................        37,312         46,696
    Payments to settle long-term debt ..........................................        (1,146)        (1,146)
    Net proceeds (payments) under the credit facilities ........................        75,000        (42,000)
    Net payments on money market lines of credit ...............................       (44,431)       (89,380)
    Dividends ..................................................................       (12,788)       (13,131)
    Proceeds from issuance of treasury stock ...................................         6,539          1,577
    Purchase of treasury stock .................................................       (34,305)       (20,087)
                                                                                     ---------      ---------
       Net cash provided (required) by financing activities ....................        26,181       (117,471)
                                                                                     ---------      ---------

    Net (decrease) increase in cash and cash equivalents .......................       (18,345)         3,817

    Cash and cash equivalents at beginning of period ...........................        43,574         11,069
                                                                                     ---------      ---------
    Cash and cash equivalents at end of period .................................     $  25,229      $  14,886
                                                                                     =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (net of amount capitalized) ....................................     $   1,823      $  15,714
       Income taxes ............................................................       164,372        155,944

   The accompanying notes are an integral part of this financial statement.

                                   FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's 1996 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. ("UTPH") and its consolidated subsidiaries (referred to herein individually and collectively as the "Company") at September 30, 1997, and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1997.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS RECENTLY ISSUED - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

SFAS No. 128, effective for financial statements issued for periods ending after December 15, 1997, replaced primary earnings per share ("EPS") with a newly defined basic EPS and modifies the computation of diluted EPS. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as a part of the basic financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but the statement need not be applied to interim financial statements in the initial year of application. The Company does not expect adoption of these new standards to materially affect the Company's reporting practices.

NOTE 3 - INCOME TAXES - Since the Company's U.S. corporate alternative minimum tax ("AMT") liability has exceeded its otherwise determined regular U.S. federal income tax liability, the Company has accumulated an AMT credit of approximately $24 million which may be applied against future regular federal tax liabilities. In addition, the Company has approximately $117 million (pre-tax) of Net Operating Loss ("NOL") carryforwards from its U.S. exploration and production operations which could be applied against future U.S. federal taxable income. These NOLs must be utilized prior to their expiration, which is between 2002 and 2006.

As a result of reserve engineering analysis and subsequent development plans for the Company's reserves in the Alpine field in Alaska as well as expectations for its U.S. petrochemical business, the Company now expects to utilize the AMT credit and a portion of the NOL carryforwards. Consequently, in the third quarter of 1997 the Company adjusted the valuation allowance previously provided against these carryforwards, resulting in deferred tax assets of approximately $43 million, representing the $24 million AMT credit and $19 million (after-tax) of NOL carryforwards. Changes in the Company's actual or anticipated income subject to U.S. taxes, changes in U.S. tax laws or changes in U.S. tax rates may give rise to adjustments to the Company's deferred tax assets or liabilities, including the valuation allowance, in the future. The offset to the deferred tax assets was a $43 million credit to tax expense.

NOTE 4 - U.K. TAX LAW CHANGES - In the third quarter of 1997, the British government enacted certain changes in the U.K. corporate tax laws. The Advanced Corporation Tax ("ACT") credit on dividends paid by U.K. companies will be substantially reduced starting in April, 1999. Also, the U.K. corporate tax rate was lowered from 33% to 31%, effective April 1, 1997. In accordance with these changes, the Company recorded during the third quarter of 1997, a one-time, non-cash charge to deferred tax expense of approximately $14 million.

NOTE 5 -CONTINGENCIES - The Company and its subsidiaries and related companies are named defendants in a number of lawsuits and named parties in numerous government proceedings arising in the ordinary course of business. While the outcome of contingencies, lawsuits or other proceedings against the Company cannot be predicted with certainty, management expects that any liability, to the extent not provided for through insurance or otherwise, will not have a material adverse effect on the financial statements of the Company.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three and nine month periods ended September 30, 1997 and 1996, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 21, 1997 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                        INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of September 30, 1997 and the related consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and of cash flows for the nine month periods ended September 30, 1997 and 1996. This financial information is the responsibility of the Company's management.

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




PRICE WATERHOUSE LLP

Houston, Texas
October 21,  1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1996 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the three months ended September 30, 1997, was $48 million, or $.57 per share, as compared to net income of $34 million, or $.39 per share, reported for the same period in 1996. Included in the third quarter of 1997 was approximately $43 million of U.S. tax benefits (see Note 3) and a one-time U.K. deferred tax charge of $14 million (see Note 4). Without these tax items, third quarter 1997 net income was $19 million or $.23 per share. The current quarter was unfavorably impacted by anticipated declines in Indonesian LNG volumes, lower prices and volumes for U.K. oil, Indonesian LNG and Pakistan gas and higher exploration expenses, partially offset by higher Petrochemical operating profit and lower interest expense.

Sales and operating revenues for the three months ended September 30, 1997, were $183 million, $44 million lower than the third quarter of 1996. International revenues totaled $135 million as compared to $178 million for the third quarter of 1996. In the U.K., sales and operating revenues decreased by $20 million due to lower oil prices and volumes and lower gas volumes. In Indonesia, sales decreased $19 million due to anticipated lower LNG volumes and lower LNG prices. In Pakistan, sales were $4 million lower than 1996 due to lower gas prices and volumes.

Average prices received and volumes sold by the Company's major operations during the third quarter of 1997 and 1996, respectively, were as follows:

                                                      PRICES                                  VOLUMES
                                                                                           (000S PER DAY)

                                               1997           1996                       1997          1996
                                               ----           ----                       ----          ----
Crude oil (barrels):
    U.K.                                       $16.70        $20.11                        33            37
    Pakistan                                    15.73         17.32                         6             6
    Indonesia                                   18.30         18.63                         6             6
Indonesian LNG (Mcf)                             3.20          3.47                       176           222
Pakistan natural gas (Mcf)                       1.55          2.36                        32            41
U.K. natural gas (Mcf)                           2.38          2.21                         4            18
U.S. ethylene (pounds)                            .23           .23                     1,432         1,385

Petrochemical revenues totaled $48 million for the current period, essentially level with 1996, while operating profit was $13 million as compared to $9 million in the prior period. The increased operating profit was primarily due to lower feedstock costs and higher ethylene sales volumes.

Exploration expenses in the third quarter of 1997 were $7 million higher than the same period of 1996 primarily due to drilling expenditures in Tunisia and increased geological and geophysical expenses for new exploration ventures. Interest expense decreased by $4 million during the period due to higher capitalized interest.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Net income for the nine months ended September 30, 1997, was $137 million, or $1.61 per share, as compared to net income of $112 million, or $1.28 per share, reported for the same period in 1996. Included in the current period was approximately $43 million of U.S. tax benefits (see Note 3) and a one-time U.K. deferred tax charge of $14 million (see Note 4). Without these tax items, net income for the first nine months of 1997 was $108 million or $1.28 per share. The current period was unfavorably impacted by anticipated declines in Indonesian LNG volumes, lower U.K. oil prices and higher exploration expenses, partially offset by higher LNG sales prices, higher Petrochemical operating profit, higher oil sales volumes in Pakistan and lower interest expense.

Sales and operating revenues for the nine months ended September 30, 1997, were $677 million, down from $709 million in the prior year. International revenues totaled $536 million as compared to $566 million for the first nine months of 1996. In the U.K., sales and operating revenues decreased by $5 million due to lower crude oil prices. In Indonesia, sales decreased $29 million as compared to 1996 due to lower LNG sales volumes partially offset by higher LNG sales prices. In Pakistan, sales were $4 million above 1996 due to higher crude oil sales volumes and prices.

Average prices received and volumes sold by the Company's major operations during the first nine months of 1997 and 1996, respectively, were as follows:

                                                      PRICES                                  VOLUMES
                                                                                           (000S PER DAY)

                                               1997           1996                      1997           1996
                                               ----           ----                      ----           ----
Crude oil (barrels):
    U.K.                                      $17.43         $18.76                       41             41
    Pakistan                                   17.16          16.58                        7              6
    Indonesia                                  19.74          18.59                        6              6
Indonesian LNG (Mcf)                            3.55           3.39                      183            225
Pakistan natural gas (Mcf)                      1.64           1.64                       36             42
U.K. natural gas (Mcf)                          2.93           2.39                       29             33
U.S. ethylene (pounds)                           .24            .21                    1,264          1,381

Petrochemical revenues totaled $141 million, essentially level with 1996 while operating profit was $26 million as compared to $20 million in the prior period. The increased operating profit was primarily due to higher ethylene sales prices and lower feedstock costs partially offset by lower ethylene sales volumes.

Exploration expenses in the first nine months of 1997 were $14 million higher than the same period of 1996 primarily due to drilling expenditures in the U.K. and Tunisia and increased geological and geophysical expenses for new exploration ventures. Interest expense decreased $13 million during the period due to higher capitalized interest and a reduction in the Company's debt level.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $204 million in the first nine months of 1997, a decrease of $17 million from the same period in the prior year. Lower LNG sales volumes and lower U.K. oil prices were partially offset by higher ethylene sales prices, higher LNG sales prices, higher U.K. gas prices and higher Pakistan oil sales volumes.

Capital resources: Capital expenditures for the first nine months of 1997 were $150 million excluding capitalized interest of $28 million. Capital expenditures for the first nine months of 1996 were $125 million excluding capitalized interest of $19 million. The increase was primarily due to higher exploration drilling and geological and geophysical expenditures in new venture areas.

In June 1997, the Company led a successful bid for Venezuela's Boqueron area under Venezuela's Third Operating Agreement Round. In the third quarter of 1997 the Company paid $117 million to the Venezuelan government for its share of the bid. This payment was funded under the credit facilities and lines of credit described below and cash from operations. The Company was named the Operator and will have a 66.67% working interest and will work with its partner, Preussag Energie GmbH of Germany, who will have a 33.33% working interest, to further develop this currently-producing field. Under the 20-year contract, the Union Texas group will produce oil from Boqueron on behalf of Lagoven SA, a subsidiary of Petroleos de Venezuela SA which currently serves as operator, and will receive a service fee for the production of a "baseline" production profile of approximately 24 million barrels of oil and a sliding scale incentive fee for production above this baseline level and for the recovery of costs. The Company anticipates recording approximately 40 million net barrels in proved reserves from Boqueron during 1997 with additional reserves expected to be recorded in the future as the field is further developed. The group must invest at least $13 million over the next three years and expects to spend between $250 million to $300 million in the area over the next five years. With this additional development spending, the Company expects to increase current production at Boqueron from 10,000 gross barrels of oil a day to 50,000 - 60,000 barrels within three to five years.

Financing Activities: The Company had two unsecured credit facilities (the "Credit Facilities") at September 30, 1997. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 10, 1998 to a one-year term loan maturing March 9, 1999. At September 30, 1997, no amounts were outstanding under the $100 million revolver. The other Credit Facility is a dual currency (U.S. dollars and pounds sterling) $450 million revolver that reduces quarterly by $35 million beginning June 30, 2001, with a final maturity of March 31, 2002. At September 30, 1997, $75 million was outstanding under the $450 million facility bearing interest at a weighted average rate of 5.9% per annum. The Credit Facilities contain restrictive covenants and require maintenance of stockholders' equity, as adjusted, at $350 million. At September 30, 1997, the Company's adjusted stockholders' equity was approximately $707 million.

The Company has uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. At September 30, 1997, $11 million was outstanding under these money market lines. As of September 30, 1997, the Company had $464 million of available financing under the Credit Facilities.

The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), has a 150 million pounds sterling secured financing from a syndicate of banks. At September 30, 1997, 81 million pounds sterling ($131 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 8.0% per annum.

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

In 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's stock, all of which were repurchased by the end of 1996. In October, 1996, the Company's Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock, all of which were repurchased by March 31, 1997. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. At September 30, 1997, 2,844,431 shares of common stock were held, at cost, as treasury shares.

Financial condition: In the third quarter of 1997, the Company declared and paid a dividend of approximately $4.3 million on its common stock. On October 15, 1997, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of October 31, 1997, payable on November 14, 1997.

As a result of reserve engineering analysis and subsequent development plans for the Company's reserves in the Alpine field in Alaska as well as expectations for its U.S. petrochemical business, the Company now expects to utilize the AMT credit and a portion of the NOL carryforwards. Consequently, in the third quarter of 1997 the Company adjusted the valuation allowance previously provided against these carryforwards, resulting in deferred tax assets of approximately $43 million, representing the $24 million AMT credit and $19 million (after-tax) of NOL carryforwards. Changes in the Company's actual or anticipated income subject to U.S. taxes, changes in U.S. tax laws or changes in U.S. tax rates may give rise to adjustments to the Company's deferred tax assets or liabilities, including the valuation allowance, in the future. The offset to the deferred tax assets was a $43 million credit to tax expense (see Note 3).

In the third quarter of 1997, the British government enacted changes in the U.K. corporate tax laws which affect the Company's U.K. operations. The ACT credit on dividends paid by U.K. companies has been substantially reduced and the U.K. corporate tax rate was lowered from 33% to 31%. The reduction in the ACT credit will be effective for dividends paid on or after April 6, 1999 while the lowering of the corporate tax rate is effective April 1, 1997. In the third quarter of 1997, the Company recorded a one-time, non-cash charge to deferred tax expense of approximately $14 million, primarily related to the reduction of the ACT credit on future dividends. The tax law changes are not anticipated to have a material impact on the Company's current tax expense (the net effective U.K. corporation tax rate increases from 27.5% to 31% after April 6, 1999) nor is it expected to have a material impact on the standardized measure of discounted future net cash flows (see Note 4).

The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that involve risks and uncertainties, including price volatility, exploration, development, operational, marketing, reserve estimates, implementation and opportunity risks, changes to tax laws and rates and other factors described from time to time in the Company's publicly available SEC reports, which could cause actual results to differ materially.

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

ITEM 5 - OTHER INFORMATION

Tunisia: In October 1997, the Company announced that it acquired a 25% working interest in an exploration venture in the Ghadames Basin in southwestern Tunisia. The Company acquired its interest in the Borj El Khadra block from Phillips Petroleum Company Tunisia, which serves as operator and has a 25% interest in the block. Lasmo Tunisia B.V. is also a partner in the venture with a 50% working interest. In the event that a discovery is developed, L' Enterprise Tunisienne d' Activites Petrolieres (ETAP), the Tunisian national oil company, has the right to participate for up to a 50% working interest, thereby reducing each co-venturer's working interest in half, assuming full participation by ETAP. The Borj El Khadra block comprises a total of approximately 1.44 million acres. About 1,500 kilometers of 2-D seismic data have been acquired over the block, where the venture plans to drill an exploration well in 1999. The first of two exploration wells on the Bordj Messouda blocks in Algeria, in which the Company has a 30% working interest and is adjacent to the Borj El Khadra block, began drilling in October 1997. The Borj El Khadra block represents Union Texas' third concession in Tunisia. Offshore Tunisia in the Gulf of Gabes, Union Texas operates and has a 50% working interest in the Ramla block, where an exploration well is expected to be drilled in late 1997 or early 1998. Union Texas also operates and has a 65% working interest in the Jeffara block onshore southeastern Tunisia, where an unsuccessful exploration well was drilled in the third quarter of 1997.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits
                     Exhibit No.        Description
                     -----------        -----------

                     3.1 Bylaws of Union Texas Petroleum Holdings, Inc., as amended
                                        September 15, 1997.

                     3.2 Specimen of Certificate evidencing the Common Stock with Rights attached.

                     4.1 Rights Agreement dated as of September 12, 1997 between the Company and First Chicago Trust Company of New York, as Rights Agent, which includes as Exhibit A the Form of Right Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock (filed as
                                        Exhibit 1 to the Company's Form
                                        8-A Registration Statement filed
                                        September 15, 1997 (Commission
                                        File No. 1-9019) and incorporated
                                        herein by reference).

                     10.1 Third Amendment to Union Texas Petroleum Salaried Employees'
                                        Pension Plan.

                     10.2 Ninth Amendment to Union Texas Petroleum Holdings, Inc. Executive Severance Plan.

                     15                 Independent Accountants' Awareness
                                        Letter.

                     27.1 Financial Data Schedule for the nine-month period ended September 30, 1997.

      (b)   Reports on Form 8-K

            The Company filed the following reports on Form 8-K since the quarterly period ended June 30, 1997:

            The Company filed a Form 8-K dated July 23, 1997 to attach a press release announcing the Company's second quarter earnings.

            The Company filed a Form 8-K dated September 15, 1997 to declare a dividend as of September 12, 1997 of one Common Stock Purchase Right for each outstanding share of Common Stock, payable to stockholders of record as of September 23, 1997, and to incorporate the Rights Agreement dated as of September 12, 1997.

            The Company filed a Form 8-K dated October 22, 1997 to attach a press release announcing the Company's third quarter earnings.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  October 27, 1997                     By:  /s/ DONALD M. MCMULLAN
                                               --------------------------------
                                                     Donald M. McMullan
                                               Vice President and Controller
                                                 (Chief Accounting Officer
                                              and officer duly authorized to
                                             sign on behalf of the registrant)

                               INDEX TO EXHIBITS


Exhibit No.                       Description
-----------                       -----------
3.1                Bylaws of Union Texas Petroleum Holdings, Inc., as amended
                   September 15, 1997.

3.2                Specimen of Certificate evidencing the Common Stock with
                   Rights attached.

4.1                Rights Agreement dated as of September 12, 1997 between the
                   Company and First Chicago Trust Company of New York, as
                   Rights Agent, which includes as Exhibit A the Form of Right
                   Certificate and as Exhibit B the Summary of Rights to Purchase Common Stock (filed as Exhibit 1 to the Company's
                   Form 8-A Registration Statement filed September 15, 1997
                   (Commission File No. 1-9019) and incorporated herein by reference).

10.1               Third Amendment to Union Texas Petroleum Salaried Employees'
                   Pension Plan.

10.2               Ninth Amendment to Union Texas Petroleum Holdings, Inc.
                   Executive Severance Plan.

15                 Independent Accountants' Awareness Letter.

27.1               Financial Data Schedule for the nine-month period ended
                   September 30, 1997.