Form 10-K405
period 1997-12-31
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1998-02-27
CIK 774214

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
   1330 POST OAK BOULEVARD, HOUSTON, TEXAS                         77056
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 623-6544

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                         ON WHICH REGISTERED
          -------------------                        ---------------------
      Common Stock, $.05 par value                  New York Stock Exchange
                                                    Pacific Exchange, Inc.
      8.25% Senior Notes due 1999                   New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K (sec.229.405 under the Securities Exchange Act of 1934) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 20, 1998, there were 85,161,652 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding, 62,958,861 of which, having an aggregate market value of $1,231,632,718, were held by non-affiliates of the registrant. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the registrant's 1998 Annual Stockholders Meeting are incorporated by reference into Part III of this report.
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
          Overview....................................................    3
          Segment Data................................................    5
          Reserves....................................................    6
          Production..................................................    7
          Oil and Gas Prices and Production Costs.....................    7
          Acreage.....................................................    8
          Drilling Activities.........................................    8
          Exploration and Production..................................   10
          U.K. North Sea..............................................   10
          Indonesia...................................................   12
          Venezuela...................................................   17
          Pakistan....................................................   19
          Alaska......................................................   20
          Other Activities............................................   21
          Petrochemicals..............................................   23
          Plant Operations............................................   23
          Storage and Transportation..................................   23
          Other Matters...............................................   24
          Insurance...................................................   24
          Employees...................................................   24
          Risk Factors................................................   24
Item 2.   Properties..................................................   28
Item 3.   Legal Proceedings...........................................   28
Item 4.   Submission of Matters to a Vote of Security Holders.........   28

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   29
Item 6.   Selected Financial Data.....................................   30
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   30
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   66

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   67
Item 11.  Executive Compensation......................................   67
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   67
Item 13.  Certain Relationships and Related Transactions..............   68

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   68

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     The Company, the successor to a corporation founded in 1896, is a U.S.-based independent (non-integrated) oil and gas company with worldwide operations. At December 31, 1997, the Company had proved oil and gas reserves of 459 million barrels of oil equivalent. In February 1998, the Company recorded an additional 114 million barrels of proved reserves in connection with its Venezuelan acquisition. All of the Company's oil and gas producing activities are currently conducted outside of the United States in the United Kingdom (the "U.K.") sector of the North Sea, Indonesia, Venezuela and Pakistan. The Company also operates a U.S.-based petrochemical business.

     The Company's principal current international activities began in the late 1960s with its participation in a joint venture in Indonesia and in two consortia in the U.K. North Sea. In addition, the Company established Venezuela as a significant core operated area with the 1998 acquisition of a 100% interest in an operating service contract and a successful bid in 1997 for another operating service contract. The Company is also currently engaged in exploration and production activities in several other countries and development of an oil field on Alaska's North Slope. International oil and gas properties accounted for 93% of the Company's total proved reserves as of December 31, 1997. All of the Company's net income attributable to its oil and gas operations in recent periods has been generated by its international operations.

     The Company's principal properties in the U.K. North Sea are interests in the Alba, Piper, Claymore, Saltire, Chanter, Iona and Scapa oil fields, the Sean gas fields and the Britannia gas and condensate field. The Company has a 15.5% working interest in Block 16/26, which includes the Alba field that came on stream in 1994 and is operated by Chevron U.K. Limited. As of December 31, 1997, the Company had recorded approximately 34 million barrels of oil as proved reserves for the Alba field, of which 23 million barrels of oil are classified as proved undeveloped. The Company also has a 9.42% unit interest in the Britannia gas field, a portion of which underlies the Alba field. The Britannia field is operated by Britannia Operator Limited, a joint venture between Conoco (U.K.) Limited and Chevron U.K. Limited. As of December 31, 1997, the Company had recorded 54 million barrels of oil equivalent of proved undeveloped reserves for the Britannia field. Production from the Britannia field is expected to begin in August 1998. The Company owns a 20% working interest in the Piper, Claymore, Saltire, Chanter, Iona and Scapa oil fields, which are operated by Elf Exploration UK plc, and a 25% working interest in the North, South and East Sean gas fields, which are operated by Shell U.K. Limited.

     The Company's Indonesian activities consist primarily of its 37.81% working interest in the East Kalimantan joint venture that produces natural gas and, to a lesser extent, oil and condensate from several fields in Indonesia. The Company holds its interests in this joint venture directly through a wholly owned subsidiary and also indirectly through its 50% interest in Unimar Company ("Unimar"), which is a partnership with a subsidiary of LASMO plc, a U.K. company. Unimar owns ENSTAR Corporation and its subsidiaries, including Virginia Indonesia Company, the operator of the joint venture. The Company's interests in Unimar are reported on its Consolidated Financial Statements as an equity investment (the "Equity Partnership"). See Notes 5 and 19 of Notes to Consolidated Financial Statements for additional information regarding the Equity Partnership.

     Natural gas produced by the East Kalimantan joint venture is converted into liquefied natural gas ("LNG") at facilities owned by Pertamina, the Indonesian national oil and gas company. Currently, LNG is principally sold to two groups of Japanese industrial and utility customers, the national oil company of the Republic of China, a consortium of buyers organized by Osaka Gas, and Korea Gas Corporation, under long-term contracts originally signed in 1973, 1981, 1987, 1990 and 1991, respectively. In 1995, Pertamina extended its 1973 and 1981 long-term LNG sales contracts and signed agreements for two new long-term LNG sales contracts. Payments for LNG under all LNG sales contracts are made in U.S. dollars directly to a bank in the U.S. During 1997, 80% of the joint venture's share of LNG was sold, and in 1998, 74% is expected to be sold, by Pertamina to Japanese customers. To supply the additional quantities of LNG called for primarily by the 1973 contract extension, Pertamina completed construction of a seventh processing train at the Bontang LNG facility in November 1997. Financing of an eighth train was consummated in March 1997 and construction began in July 1997 primarily to support the new sales contracts. The Company is also participating in exploration activities of the East Kalimantan joint venture, as well as exploration activities independent of that joint venture in other parts of Indonesia.

     The Company's activities in Venezuela consist of its interest in two operating service contracts covering the Desarrollo Zulia Occidental ("DZO") unit and the Boqueron contract area. The Company's reserves in Venezuela currently account for over 25% of the Company's worldwide reserves. In February 1998, the Company acquired all of the stock of Compania Occidental de Hidrocarburos, Inc. ("Hidrocarburos"), a U.S. affiliate of Occidental Oil and Gas Corporation ("Occidental"), for approximately $212 million, which included approximately $14 million of working capital and certain closing adjustments effective December 31, 1997. Occidental may receive contingent payments of up to a maximum of $15 million annually for six years based primarily on the level of oil prices. Hidrocarburos operates the DZO unit under its 100% interest in an operating service contract with a subsidiary of the national oil company, Petroleos de Venezuela S.A. ("PDVSA"). As of February 1998, the Company had recorded for the DZO unit 114 million barrels of proved reserves, of which 56 million barrels are classified as proved undeveloped. In June 1997, the Company and its co-venturer, Preussag Energie GmbH of Germany, were the successful bidders for the Boqueron area service contract awarded under Venezuela's Third Operating Agreement Round. The Company has a 66.67% interest in the Boqueron operating service contract and expects to assume operatorship in May 1998. As of December 31, 1997, the Company recorded 40 million barrels of proved reserves for the Boqueron contract area.

     Since 1977, the Company has operated through joint ventures oil and gas exploration, development and production activities in the Badin area in Pakistan. Oil production from the Badin area began in 1982, and gas production began in 1989. The Company has working interests of either 30% or 25.5% in the currently producing fields. The Company also has other concessions in Pakistan.

     The Company and its co-venturers, ARCO Alaska, Inc. and Anadarko Petroleum Corp., are developing the Alpine oil field in the Western Colville area on Alaska's North Slope. ARCO is the operator of the field. The Company has a 22% working interest in the Alpine field. As of December 31, 1997, proved undeveloped reserves (net) for the field were 32 million barrels of oil. Production from the Alpine field is expected to begin in the first part of 2000.

     The Company pursues opportunities and participates worldwide in exploration for oil and gas in both new venture areas and the Company's producing areas. Current worldwide activity is in Alaska, Algeria, Bolivia, China, Egypt, Greece, Ireland, Italy, Jordan, Kazakhstan/Caspian Sea, Papua New Guinea, Sicily, Trinidad, Tunisia and Yemen and other areas in Latin America, Africa and the Middle East, as well as the U.K., Indonesia, Venezuela and Pakistan.

     In the United States, the Company operates the Geismar olefins plant in which it owns a 41.67% interest. Located near Baton Rouge, Louisiana, the Geismar plant, which currently has a 1.275 billion annual gross pounds capacity (531 million net), processes gas liquids feedstocks to produce ethylene for sale to several petrochemical manufacturers for the production of plastics used in various consumer products. In 1997, the Company finished construction of a thirteenth furnace and in the first quarter of 1998, commenced the upgrading of nine of the plant's existing furnaces with completion expected in early 1999. The Company is studying additional opportunities to expand and add value to its petrochemical business.

     In February 1998, the Board of Directors of the Company approved a $413 million capital expenditure budget for 1998, an increase of about 60% from the $262 million spent in 1997. Approximately $284 million has been budgeted for oil and gas development projects in Venezuela, the U.K. North Sea, Indonesia, Pakistan and Alaska, including $79 million for Venezuela, $56 million for the U.K. and $50 million for Alaska. The Company has budgeted approximately $82 million for exploration projects in the U.K. North Sea, Indonesia and Pakistan and new venture exploration activities. Approximately $39 million has been budgeted for the Company's U.S. petrochemical interests. The purchase costs of the Venezuelan acquisitions and potential acquisitions are not included in capital expenditures or the budgets.

     Unless the context otherwise requires, references herein to the Company are not intended to imply exact corporate relationships and include Union Texas Petroleum Holdings, Inc., its predecessors and its subsidiaries, including their interests in certain joint ventures and partnerships. Union Texas Petroleum Holdings, Inc. was organized under the laws of the State of Delaware in 1982. The address and telephone number of the Company's principal executive offices are 1330 Post Oak Blvd., Houston, Texas 77056, (713) 623-6544. As of February 20, 1998, the Company had approximately 1,300 full-time employees worldwide. For a discussion of risks, uncertainties and assumptions affecting the Company's business, see "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

SEGMENT DATA

     The table below summarizes the Company's revenues, net income and identifiable assets by areas of activity for the past three years(a):

                                               AS OF OR FOR THE
                                           YEAR ENDED DECEMBER 31,
                                          --------------------------
                                           1997      1996      1995
                                          ------    ------    ------
                                            (DOLLARS IN MILLIONS)
Exploration and production:
  Sales and operating revenues:
     United Kingdom.....................  $  367    $  406    $  323
     Indonesia..........................     287       341       276
     Pakistan...........................      66        66        51
     Other International................                           1
                                          ------    ------    ------
          Total.........................  $  720    $  813    $  651
                                          ======    ======    ======
  Net income (loss):
     United Kingdom.....................      68        85        46
     Indonesia..........................     106       121        95
     Pakistan...........................      19        27        14
     Other International................     (88)      (33)      (49)
     United States (Alaska).............      (3)       (8)       (6)
                                          ------    ------    ------
          Total.........................  $  102    $  192    $  100
                                          ======    ======    ======
  Identifiable assets:
     United Kingdom.....................   1,156     1,244     1,168
     Indonesia..........................     415       444       459
     Venezuela..........................     126
     Pakistan...........................      67        60        46
     Other International................      43        15         9
     United States (Alaska).............      38        23        13
                                          ------    ------    ------
          Total.........................  $1,845    $1,786    $1,695
                                          ======    ======    ======
  Petrochemicals:
     Sales and operating revenues.......  $  188    $  193    $  200
     Net income (b).....................      20        15        38
     Identifiable assets................     134       116       111

---------------

(a) Net income (loss) and identifiable assets do not give effect to general and administrative items. See Note 15 of Notes to Consolidated Financial Statements for additional data.

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

RESERVES

     The following table sets forth information regarding the Company's estimates of its proved net reserves as of December 31, 1997. The Company's estimates of reserves filed with federal agencies, including the Securities and Exchange Commission, agree with the information set forth below. See "-- Risk Factors," Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 19 of Notes to Consolidated Financial Statements.

                               OIL (MBbls)(a)(b)                     GAS (MMcf)(b)               OIL EQUIVALENTS (Mboe)(a)(b)
                       ---------------------------------  -----------------------------------  ---------------------------------
                       DEVELOPED   UNDEVELOPED    TOTAL   DEVELOPED   UNDEVELOPED     TOTAL    DEVELOPED   UNDEVELOPED    TOTAL
                       ---------   -----------   -------  ---------   -----------   ---------  ---------   -----------   -------
United Kingdom.......    40,835      35,820       76,655   124,843      247,349       372,192    62,360       78,466     140,826
Indonesia(c).........    17,473       1,775       19,248   670,415      110,674       781,089   133,062       20,857     153,919
Venezuela(d).........    40,000                   40,000                                         40,000                   40,000
Pakistan.............     4,206       1,640        5,846    75,107       44,787       119,894    17,155        9,362      26,517
Alaska...............                32,005       32,005                                                      32,005      32,005
                        -------      ------      -------  ---------     -------     ---------   -------      -------     -------
        Total........   102,514      71,240      173,754   870,365      402,810     1,273,175   252,577      140,690     393,267
                        -------      ------      -------  ---------     -------     ---------   -------      -------     -------
Equity Partnership:
  Indonesia(c).......     7,316         749        8,065   284,535       47,134       331,669    56,374        8,875      65,249
                        -------      ------      -------  ---------     -------     ---------   -------      -------     -------
        Total........   109,830      71,989      181,819  1,154,900     449,944     1,604,844   308,951      149,565     458,516
                        =======      ======      =======  =========     =======     =========   =======      =======     =======

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

(c) Information regarding Indonesian reserves relates to the Company's net interest in a production sharing contract between the Indonesian joint venture and Pertamina. The joint venture has no ownership interest in the reserves but does have the right to share revenues and production and is entitled to recover most field and other operating costs and capital depreciation. The reserve estimates, which are based on year-end prices, are subject to revision as product prices and costs fluctuate due to the cost recovery feature under the production sharing contract. The impact on reserves is inversely related to price changes and directly related to changes in field operating and capital costs. In addition, reserve estimates are subject to revision due to the effect that price fluctuations generally have on estimates of recoverable reserves. Debt relating to the LNG processing facilities owned by Pertamina is contractually required to be serviced from proceeds of LNG sales prior to the distribution of such proceeds primarily to the members of the joint venture, Pertamina and the other production sharing contractors. The debt obligation is not the obligation of the joint venture. Debt service relating to such facilities is accounted for in the Company's reserve estimates as a cost of production and operation. Such debt service is deducted in estimating future net revenues to be distributed among Pertamina and the production sharing contractors, including the joint venture and the Company's interest therein. See "Exploration and Production -- Indonesia" below and Note 19 of Notes to Consolidated Financial Statements.

(d) The reserves table, as well as the other tables in this Annual Report on Form 10-K, does not include the reserves associated with the DZO unit, which were recorded in February 1998. Information regarding all Venezuelan reserves relates to the Company's net interest in an operating service contract for the Boqueron area between the Company, the other contractor and a subsidiary of PDVSA. The Government of Venezuela retains full ownership of all hydrocarbons. The Company will receive a service fee for each barrel of crude oil produced at Boqueron, which consists of the following two components: (i) a set fee for the baseline production and (ii) a sliding incentive fee for the incremental production, as well as cost recovery for field and other capital and operating costs. See "Exploration and Production -- Venezuela" below and
     Note 19 of Notes to Consolidated Financial Statements.

PRODUCTION

     The following table sets forth the Company's average daily production of oil, natural gas liquids and gas during 1997, 1996 and 1995:

                                                                                           EQUITY
                                                     UNITED                              PARTNERSHIP
                                                     KINGDOM    INDONESIA    PAKISTAN     INDONESIA
                                                     -------    ---------    --------    -----------
Oil (MBbls per day):
  1997.............................................    43            6           7            2
  1996.............................................    43            6           6            2
  1995.............................................    40            6           5            2
Natural gas liquids (MBbls per day):
  1997.............................................     1            2
  1996.............................................     2            2
  1995.............................................     2            1
Gas (MMcf per day):
  1997.............................................    29          219(a)       37           72(a)
  1996.............................................    46          258(a)       41           85(a)
  1995.............................................    34          251(a)       45           83(a)

---------------

(a) Includes gas consumed in the operation of the Indonesian LNG plant.

OIL AND GAS PRICES AND PRODUCTION COSTS

     The Company's average sales prices and production costs of oil, natural gas liquids and gas for 1997, 1996 and 1995 were as follows:

                                                                                           EQUITY
                                                     UNITED                              PARTNERSHIP
                                                     KINGDOM    INDONESIA    PAKISTAN     INDONESIA
                                                     -------    ---------    --------    -----------
Average sales prices:
Per Bbl of oil
  1997.............................................  $17.28      $19.71       $17.09       $19.71
  1996.............................................   19.60       19.49        17.75        19.49
  1995.............................................   16.14       17.14        14.24        17.14
Per Bbl of natural gas liquids
  1997.............................................   15.19       20.39
  1996.............................................   14.47       18.04
  1995.............................................   10.92       18.11
Per Mcf of gas
  1997.............................................    2.92        3.24(a)      1.61         3.24(a)
  1996.............................................    2.83        3.34(a)      1.61         3.34(a)
  1995.............................................    2.78        2.90(a)      1.32         2.90(a)
Average production costs per boe(b):
  1997.............................................    4.57        3.08(c)      2.15         2.87(c)
  1996.............................................    4.31        3.22(c)      2.39         3.05(c)
  1995.............................................    5.05        3.02(c)      3.55         2.72(c)

                                                   (Footnotes on following page)

---------------

(a) Includes natural gas sold to fertilizer plants and a refinery. The average sales price for LNG for 1997, 1996 and 1995 was $3.45, $3.52 and $3.03 per Mcf, respectively.

(b)  Primarily includes expenditures for operating expenses.

(c) Includes plant processing costs and debt service on the Indonesian LNG processing facilities.

ACREAGE

     The following table summarizes the Company's developed and undeveloped acreage at December 31, 1997, by geographic area. As used herein and in "Drilling Activities" below, the term "gross" refers to acres or wells in which the Company owns a working interest, and the term "net" refers to gross acres or wells multiplied by the percentage of the working interest owned by the Company.

                                                    DEVELOPED ACRES     UNDEVELOPED ACRES
                                                    ----------------    ------------------
                       AREA                         GROSS       NET      GROSS       NET
                       ----                         ------      ----    -------    -------
                                                            (NUMBERS IN THOUSANDS)
United States (Alaska)............................                         396        119
United Kingdom....................................   148         20      1,017        191
Indonesia.........................................    97         25      5,715      2,356
Venezuela.........................................     7          4
Pakistan..........................................    32          9      5,519      3,349
Other International...............................                      18,698      7,719
                                                     ---         --     ------     ------
          Total...................................   284         58     31,345     13,734
                                                     ===         ==     ======     ======
Equity Partnership:
  Indonesia.......................................    97(a)      11      1,046(a)     121
                                                     ===         ==     ======     ======

---------------

(a) The Company also has a direct interest in such gross developed and undeveloped acreage, which is included above in the Company's gross acreage for Indonesia.

DRILLING ACTIVITIES

     At December 31, 1997, the Company's total gross and net productive oil and gas wells, including multiple completions, by geographic area, were as shown in the table below. The gross number of oil and gas wells with multiple completions was 250.

                                                        OIL WELLS          GAS WELLS
                                                      --------------    ---------------
                        AREA                          GROSS     NET     GROSS     NET
                        ----                          -----    -----    -----    ------
United Kingdom......................................    69     13.22      29       4.60
Indonesia...........................................    80     19.97     395      95.92
Venezuela...........................................     9      6.00
Pakistan............................................    51     14.94      45      13.01
Other International.................................
                                                       ---     -----     ---     ------
          Total.....................................   209     54.13     469     113.53
                                                       ===     =====     ===     ======
Equity Partnership:
  Indonesia.........................................    80(a)   8.78     395(a)   42.25
                                                       ===     =====     ===     ======

---------------

(a) The Company also has a direct interest in such wells, which is included above in the Company's gross wells for Indonesia.

     The net productive and dry exploratory wells drilled during 1997, 1996 and 1995, by geographic area, were as follows:

                                                         EXPLORATORY WELLS
                                              ---------------------------------------
                                                  PRODUCTIVE              DRY
                                              ------------------   ------------------
                    AREA                      1997   1996   1995   1997   1996   1995
                    ----                      ----   ----   ----   ----   ----   ----
United States (Alaska)......................         1.41(a)               .22
United Kingdom..............................                        .23    .16    .73
Indonesia...................................                        .26    .44    .33
Pakistan....................................   .77    .56   1.42   1.72   1.12   1.63
Other International.........................                       1.65          1.90
                                              ----   ----   ----   ----   ----   ----
          Total.............................   .77   1.97   1.42   3.86   1.94   4.59
                                              ====   ====   ====   ====   ====   ====
Equity Partnership:
  Indonesia.................................                        .11
                                                                   ====

---------------

(a) Includes net interest in four wells drilled prior to 1996, which were in suspense pending determination of commerciality.

     The net productive and dry development wells drilled during 1997, 1996 and 1995, by geographic area, were as follows:

                                                         DEVELOPMENT WELLS
                                              ---------------------------------------
                                                  PRODUCTIVE              DRY
                                              ------------------   ------------------
                    AREA                      1997   1996   1995   1997   1996   1995
                    ----                      ----   ----   ----   ----   ----   ----
United Kingdom..............................  1.42    .87   1.36    .20    .20    .20
Indonesia...................................  2.05   1.95   3.90
Pakistan....................................  1.02   1.16    .86    .26    .86    .26
                                              ----   ----   ----   ----   ----   ----
          Total.............................  4.49   3.98   6.12    .46   1.06    .46
                                              ====   ====   ====   ====   ====   ====
Equity Partnership:
  Indonesia.................................   .90    .86   1.72
                                              ====   ====   ====

     At December 31, 1997, wells in progress were as follows:

                                                         EXPLORATORY      DEVELOPMENT
                                                        -------------    -------------
                         AREA                           GROSS    NET     GROSS    NET
                         ----                           -----    ----    -----    ----
United States (Alaska)................................
United Kingdom........................................                    21      2.31
Indonesia.............................................                     4       .85
Pakistan..............................................    3       .77
Other International...................................    4      1.50
                                                          --     ----     --      ----
          Total.......................................    7      2.27     25      3.16
                                                          ==     ====     ==      ====
Equity Partnership:
  Indonesia...........................................                     4(a)    .37
                                                                          ==      ====

---------------

(a) The Company also has a direct interest in such wells, which is included above in the Company's gross wells for Indonesia.

     At December 31, 1997, there were pressure maintenance programs in the U.K. North Sea and in Pakistan.

EXPLORATION AND PRODUCTION

  U.K. North Sea

     The Company's principal U.K. North Sea properties include interests in the Alba, Piper, Claymore, Saltire, Chanter, Iona and Scapa oil fields, the Sean gas fields and the Britannia gas and condensate field. The Company also owns a 20% interest in the Flotta terminal and pipeline system located in the Orkney Islands of northern Scotland, which currently handles approximately 10% of the U.K.'s oil production.

     Alba Field. In July 1995, the Company acquired a 15.5% working and revenue interest in the central U.K. North Sea's Block 16/26, which includes the Alba oil field. The Alba field has been developed using a fixed platform located in the northern part of the field from which oil is pumped to a permanently moored floating storage unit three miles away. Shuttle tankers then transport the oil. At year-end, proved reserves (net) for the Alba field were 34 MMBbls of oil, of which 23 MMBbls are classified as proved undeveloped. The Company anticipates recording additional proved reserves based on the field's production history and future development activity. The Alba field, which commenced production in January 1994, is expected to produce for over 20 years and maintain its 1997 peak production level in 1998. Average daily production (net to the Company) for 1997 was 14 MBbls of oil. During 1998, the Company expects to spend $32 million on field development, including the construction of a gas pipeline, upgrading of certain facilities and drilling activities. Chevron U.K. Limited operates the field. Production from the Alba field is subject to U.K. corporation tax and the U.K. Petroleum Revenue Tax ("PRT"), but is not subject to U.K. royalty.

     Britannia Field. The Company has a 9.42% unit interest in the undeveloped Britannia natural gas and condensate field, a portion of which underlies the Alba field, in the U.K. North Sea. As of December 31, 1997, the Company has spent a total of $132 million on development, of which $41 million was spent in 1997 for platform fabrication and installation, and expects to spend approximately $24 million in 1998. The Britannia field is operated by Britannia Operator Limited, a joint venture between Conoco (U.K.) Limited and Chevron U.K. Limited. Production from Britannia is expected to begin in August 1998 with a production life of approximately 30 years. Long-term agreements have been reached to sell a substantial portion of the gas production in the U.K. market to: Kinetica Limited (a subsidiary of Powergen plc), Conoco (U.K.) Limited, Mobil Gas Marketing (U.K.) Limited, National Power plc and Total Oil Marine plc. The gas production will be processed at the SAGE terminal in St. Fergus in northeastern Scotland, which has been expanded by the SAGE owners to accommodate the Britannia production. In August 1997, the platform was installed in the field. The gas and condensate export lines were successfully laid and tied-in during the third quarter of 1997 and are expected to be fully operational in the second quarter of 1998. Governmental approval for the habitation of the platform was granted in December 1997. As of December 31, 1997, proved undeveloped reserves (net) for the Britannia field were 54 MMboe. The Company anticipates recording additional proved reserves based on the field's development results and future production history. Production from the Britannia field will be subject to the U.K. corporation tax, but will not be subject to U.K. royalty or PRT.

     Piper and Claymore Fields. In 1971, the Company joined a consortium of companies, of which Elf Exploration UK plc is now the operator, to explore for oil and gas in certain areas of the U.K. North Sea. The Company has a 20% working interest (17.5% revenue interest after government royalty) in the Piper and Claymore fields discovered in 1972 and 1974, respectively. Production from Piper and Claymore originally began in late 1976 and late 1977, respectively. After being shut down in July 1988, Claymore recommenced in 1989, and Piper recommenced in 1993 from a new fixed platform ("Piper B"). Oil production from the fields is transferred 135 miles via the joint venture's pipeline to the Flotta terminal. The remaining proved reserves (net) as of December 31, 1997, contained in the Piper and Claymore fields were 10 MMboe and 14 MMboe, respectively. Average daily production of oil and liquids (net to the Company) for 1997 from the Piper and Claymore fields was 9 MBbls and 7 MBbls, respectively.

     Piper Satellite Fields. The Company also has a 20% working and revenue interest in the Saltire, Chanter and Iona fields, satellites to Piper. The Saltire field was developed in 1993 with a fixed platform connected subsea to the Piper B platform. The Chanter and Iona fields are subsea tiebacks to the Piper B platform and the Saltire platform, respectively. Remaining proved reserves (net) at December 31, 1997 for the three satellite fields are 4.5 MMboe.

     Claymore Satellite Field. The Scapa field, in which the Company has a 20% working and revenue interest, was discovered in 1975 and is produced using a subsea production facility tied to the Claymore platform. Average daily production (net to the Company) for 1997 was 4 MBbls of oil and liquids. Remaining proved reserves (net) at December 31, 1997, for the Scapa field were 4 MMboe.

     The Piper and Claymore fields are currently subject to PRT at a 50% statutory rate, which is based on the net value of oil and gas produced from each field and on pipeline tariffs. The U.K. tax structure has encouraged development of fields in the North Sea by exempting all or part of their production from PRT. These fields, such as the Saltire, Chanter, Iona and Scapa fields, are referred to as edge oil fields because they generally have separate field designations, incur little or no PRT, have no government royalty interest burden and are generally developed as satellites from an existing platform. It is anticipated that only small amounts of PRT, if any, will be paid on the production from these fields. All production from any field receiving development consent after March 16, 1993, such as the Britannia and Iona fields, is exempt from PRT. Production exempted from PRT provides a greater contribution to cash flow on a per-barrel basis. All production is subject to the U.K. corporation tax, which is at the current rate of 31% (an effective rate of 25.5% after benefits provided by the U.K./U.S. tax treaty). Under current U.S. tax law, the PRT and U.K. corporation tax may be credited against U.S. taxes.

     Sean Fields. The Company has a 25% working interest (24.375% revenue interest after overriding royalty) in the North, South and East Sean gas fields located in the southern portion of the U.K. North Sea and operated by Shell U.K. Limited. The proved reserves (net) as of December 31, 1997 for the fields were 20 MMboe.

     The Sean platforms, which currently serve the North, South and East Sean fields, made their first deliveries in December 1986. Under the terms of a long-term gas sales contract with British Gas Trading Limited (BGT), the Company currently maintains each winter contract period the capability of delivering up to 15 Bcf (net to the Company) from the North and South Sean fields. In recent years, the average sales from these fields net to the Company has been 3.1 Bcf. Inasmuch as there were higher sales during the 1996-1997 winter contract period (10.5 Bcf net to the Company), and due to a mild winter, the Company expects significantly lower than average sales for the 1997-1998 winter contract period. This peak-shaving gas sales agreement also provides that currently proved gas reserves from the North and South Sean fields are dedicated to the buyer. The price under the gas sales agreement is based upon the volume of gas taken and various U.K. price indices. The average price for 1997 was $3.19 per Mcf. During the fall and winter months, the Company also earns a capacity charge, which is independent of production levels, to ensure field deliverability of 600 MMcf (gross) per day. The capacity charge for 1997 totaled $39 million (net to the Company), and the revenue for the volume of gas taken on 38 days of production was $18 million (net to the Company). Production from the North and South Sean fields is subject to U.K. corporation tax and PRT, but is not subject to U.K. royalty.

     Discovered in 1994, the East Sean field is separated from the producing reservoirs of the North and South Sean fields, and as a result, production from the East Sean field is not dedicated to the peak-shaving contract with BGT. During 1997, the Company's share of gas from the East Sean field was sold, on the U.K.'s short term gas market, to a number of companies. Average daily production (net to the Company) for 1997 was 8 MMcf per day. Production from the East Sean Field is subject to U.K. corporation tax but is not subject to U.K. royalty or PRT.

     Customers. For 1997, the Company's U.K. operations had crude oil sales at prevailing market prices to Texaco Limited equal to 12% of the Company's total sales and operating revenues. Because of the market for Northwest European crude oil, the Company believes that the loss of this customer would not have a material adverse effect on the Company. See Note 13 of Notes to Consolidated Financial Statements.

     Other Information. During 1997, the Company sold its 4.19% equity interest in the unitized Ross field to a subsidiary of Nippon Oil. The consortium of the Piper and Claymore fields have instigated a cost-reduction program, which is expected to save the Company in excess of $20 million net over the next decade.

     Production from the Company's interests in the U.K. fields totaled 18 MMboe during 1997, a decrease of 7% from 1996. In 1998, the Company expects production from these fields to slightly decrease from the 1997 production level with additional production expected to be contributed from the Britannia field by the fourth quarter of 1998. Payment to the Company with respect to oil production from the Alba, Piper, Claymore, Saltire, Chanter, Iona and Scapa fields is made in U.S. dollars, and payments for gas production, including under the Sean gas sales agreements, are made in pounds sterling. There are no significant restrictions on the repatriation of funds from the Company's U.K. subsidiary to the U.S. Dividends paid to the Company by its U.K. subsidiary are subject to a 25% U.K. advance corporation tax. For dividends paid before April 6, 1999, approximately 27.5% of this tax (or approximately 6.9% of the dividend paid) is available for immediate refunding to the Company by the U.K. government. For dividends paid after April 5, 1999, approximately 2.5% of this tax (or approximately 0.2778% of the dividend paid) is available for immediate refunding to the Company by the U.K. government. All of this tax (including the refunded portion) may be credited against the U.K. corporation tax paid by the Company's U.K. subsidiary.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Indonesia

     The Company is engaged in oil and gas exploration, development and production in Indonesia, primarily through a joint venture group it joined in 1969. Under a production sharing contract with Pertamina, the Indonesian national oil company, which currently covers approximately 1.1 million acres, the joint venture produces gas and, to a lesser extent, oil and condensate, in the Sanga Sanga block in the East Kalimantan area. Substantially all of the natural gas produced by the joint venture is supplied, pursuant to long-term contracts with Pertamina, to a liquefaction plant owned by Pertamina at Bontang Bay, approximately 35 miles from the production areas. At the Bontang plant, gas is converted into LNG in parallel processing units ("trains") by reducing the temperature of the gas to approximately minus 161 degrees Celsius. The Bontang plant currently has seven trains in operation. Construction of a third dock and LPG facilities began in February 1997 and is expected to be completed in 1999. The financing of an eighth train, an additional LNG storage tank, an additional natural gas pipeline and a debottlenecking project for the first six trains was consummated in March 1997. Construction began in 1997 and is expected to be completed by late 2000. After conversion, the LNG is pumped into specially designed tankers (owned by third parties) and transported to purchasers in the Pacific Rim, where it is returned to its original gaseous form and used for fuel by electric utilities and industry. The Bontang plant also processes LPG.

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

     The production sharing contract originally expired in 1998, but in 1990, Pertamina and the joint venture amended the production sharing contract and extended the joint venture's right to explore, develop and produce oil and gas in the contract area until 2018 through a second production sharing contract, containing terms and conditions generally similar to the amended production sharing contract. References herein to the production sharing contract mean the production sharing contract in effect for the applicable time period. The production sharing contract entitles the joint venture participants to recover most field and other operating costs, as well as capital depreciation, and to receive, net of Indonesian taxes, 35% of the remaining gas production through August 7, 1998, and 25% or 30%, depending upon the applicable LNG sales contract and field supplying gas in support of such LNG sales contract, with some exceptions, of such production for the remaining term of the contract. The production sharing contract also entitles the joint venture participants to take their respective shares of oil and condensate production in kind, and after recovering operating expenses and capital depreciation, to retain 15% of the proceeds from sales of such production, net of Indonesian taxes. Proceeds from the sale of oil and condensate (except for that sold pursuant to the joint venture's domestic market obligation discussed below) are currently based on official Indonesian crude oil prices and reflect world market prices.

     The Company owns a 37.81% working interest in the joint venture (26.25% directly and 11.56% through subsidiaries of Unimar, the Equity Partnership). The Company's 11.56% indirect interest is subject to the right of holders of Unimar's Indonesian Participating Units ("IPUs") to receive a percentage of certain cash flow resulting from Unimar's interest in the joint venture until September 25, 1999, at which time the IPUs will expire with no residual value to the holder. In 1997, approximately one-fourth of the Company's interest in such cash flow of Unimar was burdened by such payment obligation. Virginia Indonesia Company, a participant in the joint venture and a subsidiary of Unimar, acts as operator of the joint venture. The vote of participants holding 66 2/3% of the total joint venture ownership interest is generally required for approval of significant matters pertaining to the joint venture.

     At December 31, 1997, proved reserves (net) attributable to the Company's total interest in the joint venture were approximately 1.1 Tcf of gas and 27 MMBbls of oil and condensate. For a discussion of factors that impact Indonesian reserve estimates, see "Reserves" above and Note 19 of Notes to Consolidated Financial Statements. Substantially all of the joint venture's natural gas production and reserves are committed to several long-term supply agreements with Pertamina, which obligate the joint venture to supply certain minimum quantities of natural gas. The Company believes that there are adequate reserves in the joint venture's production sharing contract area to supply natural gas under the joint venture's contractual commitments outstanding as of December 31, 1997. Pertamina continues to make progress in marketing additional LNG volumes. The percentage of the natural gas supplied by the joint venture in support of future LNG or LPG sales contracts, or renewals or extensions of existing long-term sales contracts, is dependent primarily upon the uncommitted reserves of natural gas that the joint venture has in its production sharing contract area at the time that Pertamina establishes the allocation of the natural gas supply for such sales contracts among the various contractor groups in the East Kalimantan area, which participation percentage has decreased. See "Sales Contracts" below.

     In 1997 and 1996, nine and eight successful development wells, respectively, were drilled in fields in East Kalimantan. During 1998, the Company expects to spend approximately $42 million on development projects. In addition, the joint venture plans to continue exploration efforts in 1998 by seismic data acquisition and exploratory drilling. The joint venture also continues to evaluate the East Kalimantan area to identify additional oil and gas prospects. All of these expenditures will be cost recoverable pursuant to the production sharing contract.

     The joint venture participants are required collectively to sell approximately 8.5% (7.2% after August 7, 1998) of the total oil and condensate production from most existing fields in the contract area at $0.20 per barrel for domestic Indonesian consumption. The domestic market obligation is suspended, however, for the first 60 months of production from new fields in the contract area, after which the price will be 10% of the realized Indonesian export price. These obligations are factored into the Company's net reserves estimates. Each participant's remaining oil and condensate production is generally sold in world oil markets. In addition to the oil and condensate sold for domestic use, the joint venture supplies gas for domestic consumption, and the amount supplied for such purposes may increase or decrease in the future. Profits from gas supplied for domestic consumption, which was sold at an average price of $1.06 per Mcf in 1997, are less than from gas supplied for LNG. Gas supplied for domestic consumption constituted less than 8% of the joint venture's gas production during 1997.

     Bontang Plant. At the Bontang plant, natural gas supplied by the joint venture and other production sharing contractors is converted to LNG, and shipped in LNG tankers ("cargoes"). These specially designed tankers vary in size, and the term "cargo" as used herein means 125,000 cubic meters of LNG. During 1997, the completion of the seventh train increased the production capacity of the Bontang plant from 15.6 metric tons per annum to 18.5 metric tons per annum. The Bontang plant currently has limited unused processing capacity. See "Sales Contracts" below for more information. The amount of revenue that the Company receives as a result of the production of natural gas in support of the sale of LNG by Pertamina is dependent upon the number of cargoes shipped each year, the Company's ultimate participation in each cargo, the price the buyers must pay for the LNG purchased and the costs to be deducted from the proceeds of sales of LNG.

     The Bontang plant is owned by Pertamina and operated on a cost-reimbursement basis by a corporation owned in part by the joint venture. The financing of the original two trains was repaid in 1990, and the financing for the second two trains was repaid in 1993. Financing for construction of the fifth train at the Bontang plant was provided principally from Japanese sources through a funding arrangement under which debt service is paid to the lenders by the Trustee (as defined below) from the proceeds of LNG sales, primarily under the contract signed in 1987 with Chinese Petroleum Corporation ("CPC"), the national oil company of the Republic of China (Taiwan). Final repayment is scheduled in 2000. In 1991, Pertamina arranged $750 million under a similar financing arrangement for the construction of the sixth train and associated facilities at the Bontang plant. Construction began in 1991 and was completed in late 1993 at a cost of approximately $700 million. Repayment began in 1994 from proceeds of the Osaka contract (as defined below), and final repayment is scheduled in 2004. In July 1995, a $969.5 million financing was completed for the seventh train, third dock, LPG expansion and other support facilities. The financing was provided from Japanese sources through arrangements similar to those used to finance the Bontang plant's fifth and sixth trains. The construction of the seventh train began in 1995 and was completed in November 1997. Repayment is scheduled to begin in December 1998 principally from the proceeds of the short-term LNG sales contracts with CPC and Korea Gas Corporation ("KGC") and starting in 2000, from the proceeds of the extension of the 1973 contract, and final repayment is expected in 2008. In March 1997, a $1,127 million financing was completed for the eighth train, an additional LNG storage tank, an additional natural gas pipeline, a debottlenecking project for the first six trains and other support facilities. The financing was primarily provided by Taiwanese and Japanese sources through arrangements similar to those used to finance the Bontang plant's fifth, sixth and seventh trains. Construction of the eighth train began in July 1997 and is scheduled for completion by 2000. Repayment of this financing is scheduled to begin in 2000 from the proceeds of the Badak V and Badak VI LNG sales contracts discussed below. Financing of the fifth, sixth, seventh and eighth trains are nonrecourse to both Pertamina and the joint venture.

     Sales Contracts. The joint venture currently has gas supply agreements with Pertamina that support the long-term and short-term LNG sales contracts and obligate the joint venture to provide certain quantities of natural gas for fulfillment of Pertamina's obligations pursuant to the LNG sales contracts. The supply agreements terminate concurrently with the expirations of their respective LNG sales contracts. The Company's right to receive revenues from the sale of LNG and LPG under existing contracts as well as any future new contracts or extensions or renewals of existing contracts is affected by the allocation of the gas supply obligation in support of Pertamina's sales contracts among the joint venture and the other production sharing contractors supplying gas to the Bontang plant, which allocations vary among the sales contracts. This allocation is set by Pertamina and is primarily based upon uncommitted reserves of natural gas available at the time Pertamina makes the allocation. The allocation to the Company's joint venture in such contracts has declined over time since the initial 1973 sales contract allocation at 97.9%, when the joint venture was virtually the only supplier to the Bontang plant, to the present when there are two other major production sharing contractors supplying gas to the Bontang plant and sharing in the allocation of volumes. In 1997 and 1996, 87 Bcf and 106 Bcf, respectively, net to the Company, were delivered to Pertamina under these supply agreements. Gas production for the joint venture in Indonesia has peaked. The joint venture's share, which also includes the Company's net interest, in LNG volumes from the Bontang plant declined in 1997 by approximately 18% as compared to 1996 primarily due to a reduction in deliveries under the initial 1973 contract in which the joint venture has a high allocation interest. A further decline in the joint venture's participation percentage in LNG volumes of 18% is expected in 1998 as compared to 1997 due to the reduction in deliveries under the 1973 contract as well as the reduction in the sharing percentages under the production sharing contract from 35% to 25% or 30% starting in August 1998. The effect of such lower gas supplies will not have as significant an impact on the Company's total annual cash flow. See Production Sharing Contract and Drilling above and the table below for more information.

     LNG is currently sold by Pertamina to two groups of Japanese industrial and utility customers and to CPC under long-term contracts signed in 1973, 1981 and 1987, respectively. Additionally, sales of LNG began in November 1994 under a long-term contract signed in 1990 with a consortium of buyers organized by Osaka Gas, a Japanese utility (the "Osaka contract"). LNG is also sold by Pertamina under additional long-term contracts with KGC signed in 1983 and 1991 (the "Korean Carryover" and "Korea II" contracts, respectively) and under the long-term Mid-Cities Gas Companies ("MCGC") contract signed in 1992. Some of the added capacity from the expansion of the LNG facilities during 1993 is also used to supply LNG sold under short-term contracts to Japanese, Korean and Taiwanese buyers. The sales price under the LNG sales contracts is tied to an average of prices for exported Indonesian crude oil. In 1997, 80% of the joint venture's share of LNG was sold by Pertamina to Japanese customers. The Company expects in 1998 such percentage to be 74%, with Korean and Taiwanese customers purchasing the remainder at 16% and 10%, respectively. Due to the current Asian economic crisis, the ability of certain LNG customers to take their contractual quantities may be impaired and Pertamina and such customers could agree either to reduce or defer some contracted quantities. Although the Company cannot predict the impact of the current Asian economic crisis on such customers, the Company currently expects that it will not have a material impact on the Company in 1998.

     In 1995, Pertamina finalized agreements to extend the LNG contracts originally signed in 1973 and 1981 until 2010 and 2011, respectively. Pertamina also signed agreements for two new long-term LNG sales contracts with CPC (Badak
VI) and KGC (Badak V), which provide for LNG sales from 1998 until 2017. To support the supply of the additional quantities of LNG required primarily by the 1973 extended contract, the seventh train was completed in November 1997. Construction of the eighth train and associated projects began in July 1997 and is expected to be completed by 2000, primarily to support the supply of quantities of LNG required by the new CPC and KGC long-term contracts.

     The 1973 and 1981 contracts (including extensions thereof) and the CPC, CPC (Badak VI), Osaka, Korean Carryover, Korea II, KGC (Badak V) and MCGC contracts (collectively, the "long-term contracts") contain take-or-pay provisions that generally require that the purchasers either take the contracted quantities or pay for such quantities even if not taken. Prior to any extensions, the initial term of each long-term contract is approximately 20 years. The other contracts described in the table below are short-term contracts and generally have a term of ten years or less. Of the remaining LNG sales volumes to be delivered after December 31, 1997, under all of the contracts described in the table below, the long-term contracts and the short-term contracts represent approximately 98% and 2%, respectively, of such deliveries.

     The following table sets forth information regarding the Bontang LNG plant's share of LNG sales contracts at December 31, 1997:

                                                                                            JOINT
                                                                                          VENTURE'S
                                                                                          SHARE OF
                                                            REMAINING                     REMAINING
                                                               LNG                           LNG
                                                              SALES      JOINT VENTURE      SALES
                                               CONTRACT      VOLUMES     PARTICIPATION     VOLUMES
                                                 TERM        (TBtu)         %(a)(b)       (TBtu)(c)
                                               ---------    ---------    -------------    ---------
LONG-TERM:
  1973.......................................  1977-1999        367        97.9/27.2         102
  1973 Extension.............................  2000-2010      4,800               (d)         (d)
  1981.......................................  1983-2003        994        66.4/29.6         625
  1981 Extension.............................  2003-2008        933             16.5         154
  1981 Extension.............................  2008-2011        565               (e)         (e)
  CPC........................................  1990-2009      1,059             29.6         314
  CPC (Badak VI).............................  1998-2017      1,762        21.6/16.5         294
  Osaka (Badak IV)...........................  1994-2013      1,912             27.2         520
  Korean Carryover...........................  1986-2006        130             50.0          65
  Korea II...................................  1994-2014        783             27.2         213
  KGC (Badak V)..............................  1998-2017      1,040        21.6/16.5         177
  MCGC.......................................  1996-2015        336             27.2          92
SHORT-TERM:
  Toho.......................................  1988-2000         12        29.6/27.2           3
  KGC MOA....................................  1995-1999        148             21.6          32
  CPC MOA....................................  1998-1999         46             21.6          10
  KGC MOA....................................  1996-1999        132             21.6          29
  MOA (Aquarius).............................  1997-1999         32             21.6           7

---------------

(a) The joint venture's participation percentage is set by Pertamina based upon uncommitted reserves of the various production sharing contractors supplying gas to the Bontang plant. The participation percentages determined by Pertamina apply to new contracts, or amendments or extensions of contracts, entered into during certain time periods. During 1996, Pertamina set the joint venture's participation percentage at 16.5%, based upon the joint venture's uncommitted natural gas reserves certified as of April 30, 1995, for the first five and one half years of the 1981 extension, 2000-2017 period of the CPC (Badak VI) and the KGC (Badak V) long-term contracts. For other future sales contracts, including the remaining term of the 1981 extension and the final year of the 1973 extension, the Company cannot predict the participation percentage of the joint venture in such contracts, although absent the discovery of significant additional gas reserves in the joint venture's contract area, the participation percentage is expected to be less than 16.5%.

(b) Those contracts that show two joint venture participation percentages have been amended or extended to provide for additional deliveries. The second percentage indicates the portion of gas to be supplied under the amendment or extension of such contract by the joint venture. The joint venture has a 97.9% and 27.2% interest in 3 and 364 remaining TBtus, respectively, of the total 367 TBtus remaining to be sold under the 1973 contract; a 66.4% and 29.6% interest in 899 and 95 remaining TBtus, respectively, of the total 994 TBtus remaining to be sold under the 1981 contract; a 21.6% and 16.5% interest in the 49 and 1,713 remaining TBtus, respectively, of the total 1,762 TBtus remaining to be sold under the CPC (Badak VI) contract; a 21.6% and 16.5% interest in the 104 and 936 remaining TBtus, respectively, of the total 1,040 TBtus remaining to be sold under the KGC (Badak V) contract; and a 29.6% and 27.2% interest in the 0 and 12 remaining TBtus, respectively, of the total 12 TBtus remaining to be sold under the Toho contract.

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

(e) As discussed in footnote (a) above, the joint venture's participation in the final three years of the 1981 extension has not been determined by Pertamina and is not expected before 1999.

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

     At December 31, 1997, the average LNG price under all contracts supplied from the Bontang plant was $3.00 per MMBtu, or $3.37 per Mcf, as compared to $3.62 per MMBtu, or $3.99 per Mcf at December 31, 1996. Prices under the contracts are subject to monthly adjustments. As of December 31, 1997, January 27, 1998, and February 20, 1998, the average price for the group of crude oils used to determine the price of LNG was $19.47, $17.50 and $14.75 per Bbl, respectively. The Company is unable to predict the amount or timing of future changes in the price of this group of crude oils. Every $1.00 change in the average of the price of this group of crude oils results in approximately a $0.17 per Mcf change in the price of LNG.

     Pertamina also sells LPG produced at the LPG processing facilities at the Bontang plant under seven contracts with Japanese purchasers, each of which is for a ten-year term. In 1997, the Bontang plant delivered an aggregate of up to 1,000,000 metric tons of LPG (7.4 MMboe) per year to support these contracts. The joint venture currently has 29.6%, 27.2% and 21.6% participations in the gas processed at the Bontang plant to supply quantities of LPG to be sold under the LPG contracts. Pertamina may from time to time sell quantities of LPG outside of the seven LPG contracts, and to the extent that such sales are made, the joint venture currently will have a 21.6% participation in the gas processed at the Bontang plant to supply those additional sales. A significant portion of the LPG sales proceeds from sales under the seven contracts is dedicated to the repayment of financing of the LPG processing facilities at the Bontang plant.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Venezuela

     In February 1998, the Company acquired a company which holds an operating service contract covering 100% of the Desarrollo Zulia Occidental (DZO) unit in Western Venezuela. In June 1997, the Company led a successful bid to obtain another operating service contract for the Boqueron contract area in Eastern Venezuela. With these two service contracts, Venezuela is established as a significant new operated core area for the Company. Although the Government of Venezuela retains full ownership of all hydrocarbons, the Company will serve as a contractor to operate the fields on behalf of the affiliate of the national oil company, PDVSA. An affiliate of PDVSA has an option to purchase up to a 10% interest in the contracts for the DZO unit and Boqueron area. Under an operating service agreement, the contractor is paid a fee based on a predetermined formula, which is invoiced quarterly based on barrels of crude oil produced and receives its payments from the PDVSA affiliate. Invoice amounts and payments are denominated in U.S. dollars. The Company's interest in the reserves in Venezuela currently account for over 25% of the Company's total worldwide reserve base. The Company plans to spend about $79 million in 1998 on development activities in Venezuela.

     DZO Unit

     The Company acquired in February 1998 all of the stock of Compania Occidental de Hidrocarburos, Inc. ("Hidrocarburos"), a U.S. affiliate of Occidental Oil & Gas Corporation ("Occidental"), for approximately $212 million, which includes $14 million in working capital and certain closing adjustments effective as of December 31, 1997. Occidental may receive contingent payments of up to a maximum of $15 million annually for six years based primarily on the level of oil prices. Hidrocarburos operates as contractor of the DZO unit located west of Lake Maracaibo in Western Venezuela under a 20-year operating service contract with PDVSA Petroleo y Gas S.A. ("PDVSA PyG"), a subsidiary of PDVSA and the successor to Maraven, S.A. The operating service contract was awarded to Hidrocarburos during Venezuela's Second Round of Operating Agreements in 1993 and commenced operations in 1994. Under the provisions of the contract, the contractor invests capital and provides technology for reactivation of the fields for which the contractor receives various fees per barrel delivered to the custody transfer point. The fees received are operating, capital reimbursement and interest on unrecovered capital costs which are in total limited by a maximum total fee. The maximum total fee is indexed with a basket of crude oil products and was approximately $7.50 per barrel in the latter half of 1997. The Company cannot predict the extent that the future maximum total fee will limit the operating, interest and capital fees received and recorded. Additionally, an incremental incentive fee of several dollars per barrel, which is also indexed to a basket of crude oil products but is not limited by the maximum total fee, is payable when cumulative production from the DZO unit (from inception of the 1993 contract) reaches 52 million barrels. Cumulative production is expected to reach 52 million barrels during the second half of 1999. The contractor does not pay royalties related to the DZO unit. Operating costs in early 1998 averaged about $2.90 per barrel. The 20-year operating service contract expires in 2013 and may be extended with the approval of PDVSA PyG. In 1998, the Company recorded for the DZO unit 114 million barrels of proved reserves, of which 56 million barrels are classified as proved undeveloped. The Company anticipates spending $400 to $450 million over the next nine years for future development expenditures. The Company plans to increase current production from 23,000 gross barrels a day up to 55,000 gross barrels within five years.

     Boqueron Contract Area

     In June 1997, the Company led a successful bid for the Boqueron contract area under Venezuela's Third Operating Agreement Round. The Company was named the operator and is a contractor with a 66.67% interest in the contract area and Preussag Energie GmbH of Germany, the other contractor and a co-venturer, has a 33.33% interest (collectively, the "Contractors"). The Company and Preussag Energie paid $175 million for the rights to the service contract for the Boqueron contract area. Under the 20-year contract, the Contractors will operate and produce oil from Boqueron on behalf of PDVSA PyG, successor to Lagoven, S.A., which currently serves as operator. The Company expects to assume operatorship in May 1998, pending approval of its development plan which was filed in January 1998. The Contractors are compensated a U.S. dollar service fee to cover reimbursement of costs plus profit. There are two components of the fee, which include (i) a set fee for baseline production and (ii) a fee for incremental production. PDVSA PyG will pay the Contractors a set fee of $1.25 per barrel for operating the baseline production. In the Boqueron contract area, the baseline production initial rate is estimated at 8,500 gross barrels per day with a nominal annual decline rate of 10%. In terms of the incremental production, the Contractors will be paid a sliding incentive fee based on field profitability and will be allowed to recover field and other capital and operating costs through the fee mechanism. The field profitability is based on production at world market prices net of a 1/6 government royalty and field costs. The Company recorded approximately 40 million net barrels in proved reserves from the Boqueron contract area during 1997 with additional reserves expected to be recorded in the future as the field is further developed. The Contractors must invest at least $13 million over the next three years and currently expect to spend between $300 million to $325 million in the area over the next five years. With this additional development spending, the Company expects to increase current production at the Boqueron contract area from 8,500 gross barrels of oil a day to a rate of 50,000 to 60,000 gross barrels within three to five years.

     Other Information. Income from the DZO unit and Boqueron contract area is subject to Venezuelan income tax at 34%. In addition, each Venezuelan municipality levies a tax on gross income at varying rates. Under the DZO unit service contract, municipal tax is considered a capital expenditure subject to reimbursement as part of the capital fee reimbursement. Under the Boqueron contract area service contract, municipal tax in excess of 4% is reimbursed by PDVSA PyG and municipal tax up to 4% is deductible for Venezuela income tax purposes.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Pakistan

     Badin Concessions

     Since 1977, the Company has operated through joint ventures oil and gas exploration, production and development activities in the Badin area of the Sindh Province in southeastern Pakistan. The Company's activities are conducted under three concession agreements.

     1977 Concession. In April 1977, the Pakistan government granted exploration rights in the Badin area to the Company and its co-venturers (the "1977 concession"). The Company is the operator of a joint venture that includes the Oil and Gas Development Corporation, a Pakistan government-owned company. The oil and gas reserves discovered under the 1977 concession continue to be produced under leases granted by the Pakistan government. The terms of such leases are 30 years from the date that they were first granted. The Company has a 30% working interest (26.25% revenue interest) in the 1977 concession area.

     1992 Concession. In 1992, the joint venture was granted a three-year extension of the exploration license that it originally received in 1977 (the "1992 concession"). The oil and gas reserves discovered under the 1992 concession are produced under 20-year leases granted or pending approval by the Pakistan government. Production from the 1992 concession began during 1995. The Company has a 25.5% working interest (22.3% revenue interest) in the 1992 concession area.

     1995 Concession. The exploration license granted by the Pakistan government in 1992 under the 1992 concession expired in January 1995 as to 1.6 million acres in the Badin area not covered by leases granted or pending approval under the 1977 concession and 1992 concession. In December 1994, the joint venture and the Pakistan government signed a new petroleum concession agreement covering such acreage (the "1995 concession"). The oil and gas reserves discovered under the 1995 concession are produced under 20-year leases granted or pending approval by the Pakistan government. Production from the 1995 concession began during 1996. The Company has or will have a 25.5% working interest (22.3% revenue interest), provided the Pakistan government elects to exercise its option to increase its working interest in each such discovery to 25%. The exploration license granted under the 1995 concession expired in January 1998 as to all but 8,188 acres covered by leases granted or applied for under the 1995 concession and other areas subject to ongoing operations at the expiration of the 1995 concession. The joint venture has reapplied for an exploration license for the relinquished acreage.

     The Pakistan government is contractually obligated under the 1977, 1992 and 1995 concession agreements to issue leases upon the determination of a commercial discovery and the fulfillment by the joint venture of the conditions of the concession agreements and the exploration license.

     Proved reserves (net) at December 31, 1997, for the Company's interest in the Badin concessions were 6 MMBbls of oil and 120 Bcf of gas. The joint venture under these concessions produced approximately 45% of Pakistan's total domestic oil output and 8% of the country's gas production in 1997. Average daily production (net to the Company) during 1997 was 7 MBbls of oil and 37 MMcf of gas as compared to 6.2 MBbls of oil and 41.4 MMcf of gas in 1996 with the decline primarily due to lower gas demand and market constraints in Pakistan. The Company's share of the oil produced from the 1977 and 1992 concessions is sold for both Pakistan domestic use and for export. The price received for oil sold domestically is tied to the average spot market price of Middle Eastern crude oil. In 1997, the Company supplied 1.47 MMBbl of oil (net to the Company) for export at prices based on competitive spot market rates. The Company and its co-venturers sell natural gas produced from the 1977 concession area to Sui Southern Gas Company, Ltd. ("SSGC"), a Pakistan government-owned entity. The contract expires in 2003 and provides that SSGC must either take or pay for the contracted quantities of natural gas. Natural gas produced from the 1992 concession area is also sold, and natural gas produced from the 1995 concession is expected to be sold, to SSGC under a contract with terms similar to the SSGC contract covering production from the 1977 concession.

     During 1997, the Company drilled seven exploratory wells in the Badin concessions, three of which were discoveries. During 1998, the Company plans to drill up to nine exploration wells and up to eight development wells in the Badin concessions.

     Eastern Sindh Concessions

     In April 1995, the Company signed a concession agreement with the Pakistan government covering 1.8 million acres in the Eastern Sindh block in the Sindh Province of southeastern Pakistan for which the Company was granted an exploration license in December 1994. The concession agreement and the exploration license provide the Company with the right to explore for oil and gas for an initial period of three years, with an option for three extensions of one year each, and upon a commercial discovery, the right to apply for a 20-year lease with the Pakistan government. The Company is the operator and has a 70% working interest in the concession and exploration license, which is subject to reduction if the Pakistan government elects to participate upon discovery of commercial production. In 1997, the initial exploration well was unsuccessful. In December 1997, the Pakistan government granted a six-month extension to the initial three-year term of the concession and exploration license in order for the Company to complete the analysis on the well as well as an aeromagnetic survey on the block. Additionally, in October 1997, the Company signed two concession agreements with the Pakistan government covering approximately 1.2 million acres in the Khinsar block and 1 million acres in the Umer Kot block, located along the eastern boundary and western boundary, respectively, of the Eastern Sindh Concession in the Sindh province of Pakistan.

     On November 12, 1997, five of the Company's employees were killed in an attack by unknown assailants in Karachi, Pakistan. The Federal Bureau of Investigation and the government of Pakistan are investigating the tragedy.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Alaska

     The Company pursues development and exploration projects in Alaska. At year-end 1997, the Company held acreage primarily in Western Colville, the Kenai Peninsula and offshore northeast Alaska in the Beaufort Sea.

     Western Colville. The Company and its co-venturers are developing the Alpine oil field in the Western Colville area on Alaska's North Slope 34 miles west of the Kuparuk River oil field. ARCO Alaska, Inc., the operator, Anadarko Petroleum and the Company have a 56%, 22% and 22% working interest in Alpine, respectively. Partner project approval was obtained in June 1997 and in February 1998 permits were issued by the U.S. Army Corps of Engineers allowing field construction and development activities to proceed as planned. Production from Alpine is scheduled to begin the first part of 2000 at an anticipated initial rate of 40,000 barrels of oil per day gross, with peak production of 70,000 barrels per day gross in 2001. The field is expected to produce for about 25 years. Oil from Alpine will be moved to market through a new 34-mile pipeline that is under construction and will connect Alpine to the Trans Alaska Pipeline via the Kuparuk pipeline system. As of December 31, 1997, proved undeveloped reserves (net) for the Alpine field were 32 MMBbls. The Company anticipates recording additional proved reserves based on the field's development drilling and future production performance. Development of the Alpine field is expected to cost $650 million gross. The Company's estimated total share of development costs for its interest in Alpine is $143 million from 1997 to 2002. As of December 31, 1997, the Company has spent $9 million for initial development activities and expects to spend approximately $50 million in 1998. The three companies were the high bidders on 23 new leases covering 46,643 gross acres in the Colville area at the lease sale held in November 1997 by the State of Alaska. Also in November 1997 at such lease sale, the Company was the high bidder on four new leases covering approximately 13,104 gross acres located northeast in the Colville area. Three exploration wells and two development wells are planned in the Colville area during the winter season of 1998.

     Kenai Peninsula. Effective November 1, 1993, the Company entered into an exploration agreement with Cook Inlet Region, Inc. ("CIRI"), an Alaska Native Regional Corporation. Under the agreement, the Company will bear 100% of the exploration costs and may acquire leases on prospects identified, subject to CIRI's option to participate in the leases and the exploration, drilling and development of such prospects. As of February 1, 1998, the Company has approximately 37,354 gross and 32,928 net acres under lease on the Kenai Peninsula. The Company plans to drill one well in 1998 subject to gas marketing arrangements which are currently under negotiation and are expected to be finalized in the first part of 1998.

     Kuvlum/Hammerhead. In January 1998, the Company, Chevron U.S.A., Inc. and Shell Frontier Oil & Gas, Inc. signed an agreement that established Chevron as operator of the Kuvlum and Hammerhead federal exploratory oil and gas units in the Beaufort Sea offshore northern Alaska. The Company and Shell each will have a 20% working interest in every lease in both units pending government approval. The companies are working with the Minerals Management Service to pursue a development plan that would include potential joint development for Eastern Beaufort Sea and North Slope discoveries.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Other Activities

     In addition to the activities described above, the Company conducts evaluations as well as undertakes exploration activities worldwide to expand its reserve base. The Company has budgeted a total of $82 million for exploration activities during 1998, $23 million of which will be spent in the U.K., Indonesia and Pakistan and $59 million in new ventures, including primarily the activities described below. The Company is also pursuing downstream opportunities in Pakistan, Indonesia and Latin America, including LPG and petrochemical projects.

     China. In 1997, the Company acquired a 40% interest in a 2.27 million acre exploration block, known as Contract Area 11/05, in Bohai Bay offshore the People's Republic of China from a subsidiary of Phillips Petroleum Company, which serves as operator and holds the remaining 60% interest. China National Offshore Oil Corp. ("CNOOC") has the right to acquire up to 51% interest in any proposed development. During 1997, the joint venture drilled two exploration wells, which were oil discoveries. A third well drilled in early 1998 was unsuccessful. During 1998, the joint venture plans to gather more seismic data and drill a fourth well in late 1998 or 1999.

     Algeria. In 1997, the Company acquired a 30% interest in two blocks in the Ghadames Basin in Algeria from a subsidiary of Phillips Petroleum Company, which serves as operator and holds the remaining 70% working interest. The Bordj Messouda Blocks 406B and 209 comprise a total of 1.5 million acres and are located in southeastern Algeria. The first exploration well drilled in 1997 was unsuccessful and the joint venture plans to drill a second well in the first half of 1998.

     Tunisia. In October 1997, the Company announced that it acquired a 25% working interest in an exploration venture in the Ghadames Basin in southwestern Tunisia. The Company acquired its interest in the 1.44 million acre Borj El Khadra block from a subsidiary of Phillips Petroleum Company, which serves as operator and has a 25% interest in the block. LASMO Tunisia B.V. is also a partner in the venture with a 50% working interest. In the event that a discovery is developed, L'Enterprise Tunisienne d'Activites Petrolieres ("ETAP"), the Tunisian national oil company, has the right to participate for up to a 50% working interest, thereby reducing each co-venturer's working interest in half, assuming full participation by ETAP. About

1,500 kilometers of 2-D seismic data have been acquired over the block, where the venture plans to drill an exploration well in 1999. The joint venture plans to participate in geological studies during 1998. The Borj El Khadra block is adjacent to the Bordj Messouda block in Algeria.

     The Company has an oil and gas exploration permit on the one-million-acre Ramla block offshore southeast Tunisia in the Gulf of Gabes. The Company serves as operator and bears 50% of the exploration costs. In the event of a commercial discovery, the Tunisian national oil company has the right to participate for up to a 50% working interest. The permit expires in January 1999. The initial exploration well was non-commercial. A second well commenced drilling in early 1998.

     The Company also has a 65% working interest in the onshore Jeffara exploration permit, which covers 970,000 acres in the Medenine Region of southeastern Tunisia. The Company's interest is subject to the Tunisian national oil company's right to participate for up to a 50% working interest in the event of a commercial discovery. The Jeffara exploration permit, which is operated by the Company, has been extended through 1998. An exploration well drilled in 1997 was unsuccessful.

     Bolivia. The Company has a 20% interest in the 1.6 million acre exploration block operated by Maxus/YPF known as the Caipipendi block in the Southern Foothills Belt. A deep exploratory well commenced drilling in 1997 and is currently drilling. During 1998, the joint venture also plans to acquire seismic data over the block and possibly drill another well.

     Italy. The Company had interests in a total of 385,668 gross (137,313 net) acres in the Southern Apennines oil play onshore southern Italy at the end of 1997. In 1996, the Company acquired interests in three onshore exploration permits in the Basilicata Region covering approximately 100,630 gross (25,158 net) acres in this play. The Company holds a 50% working interest in each permit. Triton Mediterranean Oil and Gas N.V. serves as operator. In 1995, the Company acquired interests in three onshore exploration permits covering 216,000 gross acres in the same region. The Company serves as operator of and holds an 82% working interest in the Serra Corneta permit. The Company also holds a 33.33% working interest in the Tempa dei Mercanti permit, operated by Edison Gas, and a 20% working interest in the Forenza permit, operated by LASMO International Limited. Geological and seismic studies on the six permit areas were conducted in 1996 and 1997 and will continue in 1998. In 1995 the Company also acquired a 20% working interest in the onshore Baragiano permit, which covers about 68,913 gross acres in the Basilicata Region, from Enterprise Oil Exploration Ltd. ("Enterprise"). Enterprise serves as operator. The Baragiano permit's first exploration well was unsuccessful.

     Kazakhstan/Caspian Sea Area. In May 1997, the Company formed a joint venture with Oman Oil Company Limited ("Oman Oil") to explore for, develop and produce oil and gas in two blocks, A and E, covering four million acres onshore Kazakhstan and offshore in the Kazakhstan sector of the Caspian Sea. The Company will serve as operator of the new venture and owns a 75% interest. Oman Oil, a state-owned project development company of Oman, retains a 25% interest. The joint venture has preferential rights to select two offshore blocks in the Kazakhstan sector of the Caspian Sea. During 1998, the joint venture plans to study seismic data acquired during 1997 and start a preliminary evaluation of the onshore area, as well as select offshore blocks in the next bid round procedure. The Company is also pursuing opportunities onshore Azerbaijan.

     U.K. and Ireland. In 1997, the Company was awarded a 25% working interest in four offshore blocks (Tranche 36) covering 212,000 acres, in the U.K. Rockall basin located about 125 miles northwest of Scotland. The joint venture, operated by Texaco Britain Limited, was granted an exploration license for an initial three-year period and a seismic acquisition program was conducted immediately following license award. The Company was also awarded a 25% interest in four full and two part blocks, comprising 245,000 acres, in the Irish Rockall basin about 80 miles northwest of Ireland. This exploration license, operated by Enterprise Oil plc, is for a 16-year period divided into four-year intervals. The Company acquired seismic data in 1997, and the joint venture plans to process and evaluate such data during 1998.

     The Company has a 25% working and revenue interest in two full and one part offshore blocks encompassing 163,000 acres in St. George's Channel offshore Ireland operated by Marathon Oil Company

("Marathon"). The Company also has a 15% working and revenue interest in eight offshore blocks covering 400,000 acres in St. George's Channel offshore Western England operated by Marathon. This acreage contains a small gas discovery. Although initial exploration wells were unsuccessful, during 1998, the Company plans to evaluate seismic data on these blocks.

     The Company has a 15% working and revenue interest in five and one half blocks covering 344,000 acres offshore southwest Ireland in the Porcupine basin and a 30% working and revenue interest in 11 blocks offshore west Ireland that cover 650,000 acres in the Slyne/Erris basins. Each joint venture, operated by Statoil (U.K.) Ltd., was granted a license to explore for oil and natural gas for a 15-year and 16-year period, subject to certain minimum work requirements at three-year and four-year intervals, respectively. The licenses have been extended for another interval and the joint ventures continue to conduct additional geological and geophysical studies.

     Other. In 1998, the Company plans to participate in several new exploration venture areas, including up to two exploration wells in Yemen and seismic studies in Egypt, onshore Greece, Jordan, onshore and offshore Papua New Guinea, Sicily and offshore Trinidad. The Company is also pursuing opportunities in additional new exploration ventures, including the Middle East, Central Asia, Latin America and Africa.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

PETROCHEMICALS

     Plant Operations. The Company's petrochemical business consists primarily of the Company's 41.67% interest in the jointly owned Geismar olefins plant located on the Mississippi River near Baton Rouge, Louisiana. The joint owners are BASF Corporation with a 41.67% interest and GE Petrochemicals, Inc. with a 16.66% interest. The plant began operations in 1968. The Company operates the plant, with production costs and plant production being shared by the three joint owners according to their ownership interests. With completion of the thirteenth furnace in December 1997 that increased capacity by about 26 million gross pounds, the plant has the capacity to produce approximately 1.275 billion gross pounds (531 million net) of ethylene and 92 million gross pounds (38 million net) of polymer-grade propylene annually. An upgrade of the nine original furnaces began in the first quarter of 1998 and is expected to be completed in February 1999. The total cost of the new furnace and upgrading project is estimated to be approximately $27.8 million gross ($11.6 million net to the Company).

     In 1997, which included a two-week scheduled turnaround, and 1996, the Company's net ethylene sales were 475 million pounds and 510 million pounds, respectively, and its net propylene sales were 30 million pounds and 34 million pounds, respectively. The Company sells its share of the ethylene and propylene produced by the plant to a number of major customers for the manufacture of plastics used in various consumer products. The sales price of ethylene averaged $0.24 per pound in 1997 and $0.22 per pound in 1996. Sales of propylene, used in the manufacture of various products such as building materials, clothing and tires, averaged $0.18 per pound and $0.16 per pound in 1997 and 1996, respectively.

     During 1997, the average margin per pound of the Company's ethylene was $0.09 per pound as compared to $0.06 per pound for 1996. The Company's ethylene margin is primarily affected by the price received for the ethylene and the cost of feedstock (natural gas liquids) and natural gas.

     Storage and Transportation. In addition to the Geismar plant, the Company owns and operates a 192-mile ethane feedstock pipeline system, which transports feedstock to its olefins plant from several major suppliers, including the Company's natural gas liquids fractionation plant and supporting 133-mile pipeline system in Rayne, Louisiana. The Company plans to extend this system in 1998 to expand the Company's market capability for transporting ethane. The Company is also committed to participate in a pipeline connection to a gas liquids fractionator in Napoleonville, Louisiana, which has access to new natural gas liquids (feedstocks) associated with new Gulf of Mexico gas production. The Company also operates underground storage terminals and a 78-mile ethylene pipeline system, portions of which are jointly owned, to serve the Geismar facility and several other petrochemical plants primarily in the Baton Rouge area.

     Capital expenditures for the petrochemical business were $29 million (net to the Company) during 1997. The Company plans to spend $39 million (net to the Company) in capital expenditures for the petrochemical business during 1998, which include costs for the expansion and enhancement of its supply and distribution system and preliminary engineering for a capacity upgrade for the Geismar olefins plant, as well as other projects to enhance production, safety and efficiency. The Company continues to study opportunities to expand and add value to its petrochemicals business.

     See "-- Risk Factors" and Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

OTHER MATTERS

     Insurance. As is customary in the oil and gas and petrochemical industries, the Company reviews its safety equipment and procedures and carries insurance against some, but not all, risks of the business. See "Risk Factors." Losses and liabilities would reduce revenues and increase costs to the Company to the extent not covered by insurance. The oil and gas and petrochemical businesses can be hazardous, involving unforeseen circumstances such as blowouts, explosions or environmental damage. To address the hazards inherent in the oil and gas and petrochemical businesses, the Company maintains a comprehensive insurance program covering its worldwide interests. This insurance coverage includes physical damage coverage, third party general liability insurance, employers liability, as well as redrill, well control, environmental and pollution and other coverage, although coverage for environmental and pollution-related losses is subject to significant limitations. In addition, the Company maintains business interruption insurance on its major international oil and gas producing interests and on its petrochemical business. The scope, terms, retentions, amount and cost of all such insurances vary depending upon various market factors and other considerations.

     Employees. As of February 20, 1998, the Company had approximately 1,300 employees. The Company believes that its relations with its employees are good.

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

     Volatility of Prices and Availability of Markets. The Company's revenues, profitability and future rate of growth are highly dependent upon the prices of and demand for oil and gas, which can be extremely volatile. The volatile energy market makes it difficult to estimate future prices, service fees and sales volumes of natural gas, crude oil and LNG, which are affected by a number of factors beyond the control of the Company, including worldwide supplies of and demand for oil and gas, changing international economic and political conditions, such as the current Asian economic crisis, contract enforceability, insolvency of other parties, domestic and foreign energy legislation, weather, environmental conditions, regulations and events, and actions of major petroleum producers including members of the Organization of Petroleum Exporting Countries. If oil prices decline, the price or service fee for a significant portion of the natural gas and oil produced from the Company's properties, including the sales price for LNG, will also decline. The Company's Venezuelan revenues are based on a fee adjusted quarterly by the percentage change of a basket of crude oil product prices instead of absolute dollar changes, which impacts both any upward and downward effects of changing prices on the Company's Venezuelan revenues and cash flows. If the price of oil increases, there could be an increase in the cost to the Company for drilling and related services with escalating equipment and labor costs because of increased demand, as well as increase in revenues. The ethylene business is cyclical and the Company cannot predict the duration of any trends in the business. The Company's ethylene margins have averaged approximately $0.09, $0.06 and $0.13 during 1997, 1996 and 1995, respectively. The marketing and prices received by the Company for its ethylene petrochemical business are affected by worldwide and U.S. demand for petrochemicals, inventory levels, feedstock costs and availability, plant utilization rates, plant operations and costs and competitive capacity expansion. The marketability of the Company's natural gas, crude oil, LNG and ethylene production depends in part upon the availability, proximity and capacity of gathering systems and processing facilities. The Company's financial condition, operating results and liquidity may be materially affected by any significant fluctuations in its sales prices. The Company's ability to implement its business strategy and service its long-term obligations and to generate funds for capital expenditures will be similarly affected.

     Business Risks. The Company's activities are subject to the risks normally associated with oil and gas operations and petrochemical operations. The nature of the oil and gas business involves a variety of risks usually associated with exploration for, and development, production and transportation of, oil and gas, including blowouts, cratering, oil spills, fires, geologic uncertainties and adverse or seasonal weather conditions. Offshore operations are also subject to marine perils and extensive governmental regulations, as well as interruption or termination by governmental authorities based on environmental or other considerations. The Company's operations, including its petrochemical operations, are subject to certain additional risks, including the breakdown or failure of equipment, downtime of production units due to turnarounds, the performance of equipment at levels below those originally projected, and explosions, fires, floods and other catastrophic events. In certain cases, the Company is also at risk in regards to any interruptions in related facilities, which are not under its control. For example, in Indonesia, the Bontang plant's ability to manufacture and ship quantities of LNG is dependent upon the continued operation of the Bontang plant without mechanical failure and without the shutdown of any processing units in excess of scheduled maintenance periods. The sale of LNG is also dependent upon the availability of shipping without interruption and upon the continued operation or timely construction of the buyers receiving terminals. The costs associated with transportation of certain products, including LNG, such as repair and maintenance or replacement of LNG tankers, are beyond the control of the Company. The occurrence of any of these events could cause injury to life or property, interruptions in operations, failure to produce oil or gas in commercial quantities, inability to fully produce discovered reserves, loss of revenues and margins or increases in the costs of operations.

     Uncertainties in Reserve Estimation, Production Success and Reserve Replacement. There are numerous uncertainties inherent in estimating quantities of reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. The reserve data set forth in this report represent only estimates. Underground accumulations of oil and gas cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality and quantity of available data and of engineering and geological interpretation and judgment. As a result, estimates by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimate. Accordingly, reserve estimates at a specific point in time are often different from the quantities of oil and gas that are ultimately recovered, which differences may be significant. Additionally, the estimates of future net revenues from proved reserves of the Company and the present value of future net revenues are based upon certain assumptions about future production levels, prices, costs and Venezuelan service fees that may not prove correct over time. The meaningfulness of such estimates is highly dependent upon the assumptions upon which they were based.

     In general, the Company's volume of production from oil and gas properties declines with the passage of time. Except to the extent the Company conducts successful exploration or development activities or acquires additional properties containing proved reserves, or both, the proved reserves of the Company, and the revenues generated from production thereof (assuming no price increases), will decline as reserves are produced. Drilling activities are expensive and subject to numerous risks, including the risk that no commercially viable oil or gas production will be obtained. The decision to purchase a property interest or explore or develop a property will depend in part on geophysical and geological analysis and engineering studies, the results of which may be inconclusive or subject to varying interpretations. The cost of drilling, completing and operating wells is often uncertain. Drilling may be curtailed, delayed or canceled as a result of many factors, including availability or high cost of rigs and labor due to increased demand, title problems, project approvals by joint venture partners, weather conditions, government regulations, shortages or delays in obtaining equipment, and limitations in the transportation, storage or market for products. No assurance can be given that wells will be able to sustain production rates commensurate with the drill stem tests. Increases or decreases in prices of oil and gas and in cost levels, along with the timing of development projects, will also affect revenues generated by the Company and the present value of estimated future net cash flows from its properties. Revenues generated from future activities of the Company are highly dependent upon the level of success in finding, developing or acquiring additional reserves.

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

     The Company's international operations are subject to certain risks, including expropriation of assets, joint and several liability with co-venturers under government contracts, governmental reinterpretation of applicable laws and contract terms, increases in or assessments of taxes and government royalties, renegotiation of contracts with governments or customers, government approvals of lease, permit or similar applications and of exploration and development plans, political and economic instability, such as the current Asian economic crisis, guerilla activity, acts of terrorism, disputes between governments, payment delays, export and import restrictions, limits on allowable levels of exploration and production and currency shortages, currency rate fluctuations, exchange losses and repatriation restrictions, as well as changes in laws and policies governing operations of companies with overseas operations, including more strict environmental regulation. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the U.S. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Foreign operations and investments may also be subject to laws and policies of the U.S. affecting foreign commerce and trade, investment and taxation, including but not limited to credibility of foreign taxes and the imposition of economic sanctions, that could affect the conduct and profitability of those operations.

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

     Environmental. Various international, federal, state and local laws and regulations, including the preparation of environmental assessments and impact studies that can delay drilling activity as well as covering the discharge of materials, or otherwise relating to the protection of the environment, and private environmental organizations, affect the Company's operations and costs. In particular, the Company's petrochemical wastes are subject to stringent environmental regulations relating to, among other things, solid and hazardous waste management and disposal, air emissions, waste water treatment and other matters that may affect the environment. Environmental regulations may have an increasing impact upon the Company's operations. The Company is committed to managing its operations in a safe and environmentally responsible manner and believes that its operations and facilities are in general compliance with applicable environmental regulations. Environmental capital expenditures for 1997 were not material, nor are they expected to be material during 1998. Nevertheless, the risks of substantial costs and liabilities are inherent in operations such as the Company's. There can be no assurance that significant costs and liabilities will not be incurred by the Company in the future.

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

     The Company's foreign operations are similarly subject to foreign laws covering environmental and worker safety matters. The Company's operations in the U.K. are subject to the Prevention of Oil Pollution Act, the Environmental Protection Act and related statutes and orders, as well as certain regulations of the European Union. As a contractor in Venezuela, the Company submits capital and operating budgets to the affiliate of PDVSA, which then obtains such permits from the Ministry of Energy and Mines and Ministry of

Environment, as required. The foreign laws, however, have not had, and are not presently expected to have, a material adverse effect on the Company's financial statements.

     Hedging. The Company may enter into hedging contracts from time to time in order to minimize the impact of adverse price fluctuations, including futures contracts. To the extent the Company engages in such activities it may be prevented from realizing the benefits of price increases above the levels of the hedges. Risks related to hedging activities include the risk that counter parties to hedge transactions will default on obligations to the Company. There are also foreign exchange risks inherent in operations such as the Company's. The Company's revenues are predominantly based upon the world market price for crude oil, which is denominated in U.S. dollars. The functional currency for translating the accounts of the Company's foreign subsidiaries is the U.S. dollar, except for subsidiaries in the U.K. where the functional currency is pounds sterling. Certain operating costs, taxes, capital costs and intercompany transactions represent commitments settled in foreign currency. The Company periodically enters into foreign exchange contracts as a hedge against fluctuations in foreign currency rates. The operator of the Company's Indonesian joint venture has entered into certain such contracts to hedge the Indonesian Rupiah for purposes of its local payroll obligations, which are not a material amount to the Company. The Company cannot predict with any certainty the results of currency exchange rate fluctuations. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to stockholders' vote during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since September 24, 1987, the Company's common stock, $.05 par value (the "Common Stock"), has been traded on the New York Stock Exchange and the Pacific Exchange under the symbol "UTH." As of February 20, 1998, there were approximately 85,161,652 shares of Common Stock outstanding held by approximately 305 stockholders of record. Beginning with the second quarter of 1988, the Company has paid regular quarterly dividends on the Common Stock of $.05 per share each quarter. See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following table shows the high and low sales prices of the Common Stock from the New York Stock Exchange Composite Transactions Tape for 1997 and 1996:

                                               1997                                         1996
                       -----------------------------------------------------       -----------------------
                                           QUARTER ENDED                                QUARTER ENDED
                       -----------------------------------------------------       -----------------------
                       MARCH 31       JUNE 30        SEPT. 30       DEC. 31        MARCH 31       JUNE 30
                       --------       -------        --------       -------        --------       -------
High.................   23 7/8         21 3/8         24 9/16        24 1/2         20 1/4         20 1/4
Low..................   17 15/16       17 1/4         19 7/8         20             17 5/8         18

                                1996
                       -----------------------
                            QUARTER ENDED
                       -----------------------
                       SEPT. 30       DEC. 31
                       --------       -------
High.................   21 3/4         23
Low..................   18 5/8         20 5/8

     The last reported sale price of the Common Stock on the New York Stock Exchange on February 20, 1998, was $19 9/16.

     The Company has a Rights Agreement (the "Rights Agreement") designed to help assure that all of the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company. Under this Rights Agreement, each outstanding share of the Company's Common Stock includes one common stock purchase right ("Right") which becomes exercisable under certain circumstances, including when beneficial ownership of the Company's Common Stock by any person, or group, equals or exceeds 15% of the Company's outstanding Common Stock (such person being an "Acquiring Person"). Certain persons specified in the Rights Agreement who owned more than 15% or more of the Common Stock at the adoption of the Rights Agreement as of September 12, 1997 are not considered Acquiring Persons. See Item 12 -- Security Ownership of Certain Beneficial Owners and Management. When they become exercisable, each Right entitles the registered holder to purchase from the Company one-half of one share of Common Stock at a price of $90.00, per full share of Common Stock subject to adjustment under certain circumstances. Upon the occurrence of certain events specified in the Rights Agreement, each holder of a Right (other than an Acquiring Person) will have the right, upon exercise of such Right, to receive that number of shares of common stock of the Company (or the surviving corporation) that, at the time of such transaction, would have a market value of two times the purchase price of the Right. No Rights were exercisable under the Rights Agreement at December 31, 1997. See Note 14 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA.

     The financial data as of and for the years ended December 31, 1993 through 1997 were derived from the audited consolidated financial statements of the Company and should be read in connection with the consolidated financial statements and related notes included elsewhere herein.

                                                                              YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------------
                                                           1997          1996          1995          1994          1993
                                                        -----------   -----------   -----------   -----------   -----------
                                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Revenues..............................................  $   933,228   $ 1,036,449   $   876,029   $   769,595   $   696,663
Costs and other deductions:
  Product costs and operating expenses................      314,330       341,057       299,133       299,586       301,276
  Exploration expenses................................       99,380        51,765        77,185        53,532        93,640
  Depreciation, depletion and amortization............      216,108       212,470       191,503       168,570       242,704
  Selling, general and administrative expenses........       26,696        26,945        26,098        24,525        23,780
  Interest expense....................................        7,412        25,173        28,783        11,399         6,369
  Preferred dividends of a subsidiary.................                                                                1,911
                                                        -----------   -----------   -----------   -----------   -----------
Income before income taxes and cumulative effect of
  change in accounting principle......................      269,302       379,039       253,327       211,983        26,983
Income taxes (benefit)................................      133,436       226,812       150,977       145,245        (3,686)
                                                        -----------   -----------   -----------   -----------   -----------
Income before cumulative effect of change in
  accounting principle................................      135,866       152,227       102,350        66,738        30,669
Cumulative effect of change in accounting principle...                                                               (3,743)
                                                        -----------   -----------   -----------   -----------   -----------
Net income............................................  $   135,866   $   152,227   $   102,350   $    66,738   $    26,926
                                                        ===========   ===========   ===========   ===========   ===========
Basic earnings per share of common stock:
  Income before cumulative effect of change in
    accounting principle..............................  $      1.60   $      1.75   $      1.17   $       .76   $       .35
  Cumulative effect of change in accounting
    principle.........................................                                                                 (.04)
                                                        -----------   -----------   -----------   -----------   -----------
  Net income..........................................  $      1.60   $      1.75   $      1.17   $       .76   $       .31
                                                        ===========   ===========   ===========   ===========   ===========
Weighted average shares outstanding...................   85,094,393    87,155,028    87,686,777    87,642,451    87,218,027
Diluted earnings per share of common stock:
  Income before cumulative effect of change in
    accounting principle..............................  $      1.59   $      1.74   $      1.16   $       .76   $       .34
  Cumulative effect of change in accounting
    principle.........................................                                                                 (.04)
                                                        -----------   -----------   -----------   -----------   -----------
Net Income............................................  $      1.59   $      1.74   $      1.16   $       .76   $       .30
                                                        ===========   ===========   ===========   ===========   ===========
Weighted average shares outstanding including
  potential dilutive common shares....................   85,558,631    87,561,714    88,098,090    87,936,598    88,332,689
Dividends per share of common stock...................  $       .20   $       .20   $       .20   $       .20   $       .20
                                                        ===========   ===========   ===========   ===========   ===========
BALANCE SHEET DATA (AT END OF PERIOD):
Net working capital...................................  $  (104,303)  $   (77,297)  $   (36,269)  $   (44,439)  $   (52,035)
Property, plant and equipment -- net..................    1,746,661     1,632,423     1,551,198     1,286,278     1,088,884
Total assets..........................................    2,021,556     1,942,004     1,836,818     1,544,634     1,338,741
Long-term debt........................................      626,404       558,463       712,132       536,117       447,374
Common stock and other stockholders' equity...........      668,595       586,022       423,790       349,499       281,246

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     1997 Compared with 1996. Net income for the year ended December 31, 1997 was $136 million, or $1.60 per share as compared to net income of $152 million or $1.75 per share for the year ended December 31, 1996. In 1997, the Company recorded approximately $43 million of U.S. tax benefits and a one-time U.K. deferred tax charge of $14 million, see Note 9 of Notes to Consolidated Financial Statements. Excluding these items, net income for 1997 was $107 million or $1.26 per share. The 1997 earnings were negatively impacted by an anticipated decline in Indonesian LNG volumes, lower U.K. and Pakistan crude oil prices and higher exploration expenses partially offset by higher ethylene margins and lower interest expense.

     Sales and operating revenues for 1997 were $909 million, down from $1,008 million in 1996. International revenues totaled $720 million as compared to $813 million in 1996. In the U.K., sales and operating revenues decreased by $40 million due to lower crude oil prices and lower gas volumes. In Indonesia, sales decreased $53 million due to lower LNG sales volumes and prices. The Company's participation share in LNG volumes delivered from its Indonesian operations declined by approximately 18% in 1997 as LNG cargo deliveries under certain sales contracts were replaced by ones in which the Company had a lower average participation interest. In Pakistan, sales were essentially level with 1996 as higher oil volumes offset lower oil prices.

     In 1998, the Company's participation share in LNG volumes delivered from its Indonesian operations is expected to decline by approximately 18% as certain LNG sales contracts are replaced by ones in which the Company has a lower average participation interest. Also, the decline includes a reduction in the sharing percentages under the Company's production sharing contract beginning in August 1998. The effect of such lower LNG deliveries will not have as significant an impact on the Company's total annual cash flow. To a lesser extent further declines are expected in 1999 while a slight increase is anticipated in 2000 after the eighth train is completed.

     Petrochemical revenues totaled $188 million in 1997 as compared to $193 million in the prior year, while operating profit was $32 million as compared to $24 million in 1996. The increased operating profit was primarily due to higher ethylene sales prices and lower feedstock costs, resulting in an average ethylene margin of 9 cents per pound in 1997 as compared to 6 cents per pound in 1996.

     Average prices received and volumes sold by the Company's major operations during 1997 and 1996, respectively, were as follows:

                                                                          VOLUMES
                                                        PRICES         (000S PER DAY)
                                                   ----------------    --------------
                                                    1997      1996     1997     1996
                                                   ------    ------    -----    -----
Crude oil (barrels):
  U.K............................................  $17.28    $19.60       43       43
  Pakistan.......................................   17.09     17.75        7        6
  Indonesia......................................   19.71     19.49        6        6
Indonesian LNG (Mcf).............................    3.45      3.52      179      218
Pakistan natural gas (Mcf).......................    1.61      1.61       37       41
U.K. natural gas (Mcf)...........................    2.92      2.83       28       46
U.S. ethylene (pounds)...........................     .24       .22    1,301    1,392

     Exploration expenses increased by $48 million due to higher exploration drilling and geological and geophysical ("G&G") expenditures. Product costs and operating expenses decreased by $27 million, due to lower Indonesian operating expenses and a charge in 1996 for the voluntary retirement program. Interest expense decreased by $18 million primarily due to higher capitalized interest related to the final phases of development of the Britannia field, which is expected to commence production in August 1998.

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

FINANCIAL CONDITION AND LIQUIDITY

     General. In order to increase value for all the Company's stockholders, the Company's long-term growth strategy is an active program focused on development of core producing assets, participation in a diversified exploration program, participation in enhanced production ventures and growth of its petrochemical business. In 1997 the Company successfully bid to enter operations in Venezuela, formed new exploration ventures in Kazakhstan/Caspian Sea, China and other strategic areas and continued development of the U.K. and Alaska oil and gas projects. At year-end 1997, estimated proved worldwide reserves grew to 459 MMboe from 443 MMboe at year-end 1996 and the Company replaced about 134% of its worldwide production over the three year period 1995 through 1997. The Company's oil and gas production costs per barrel of oil equivalent averaged $3.66 per barrel in 1997, compared to $3.61, $3.95, $3.98 and $4.73 in 1996, 1995, 1994
and 1993, respectively. The Company replaced approximately 135% of its 1997 worldwide production.

     In 1998 the Company is focused on pursuing both near-term and long-term growth opportunities through an active program focused on development of existing core producing assets, development and integration of Venezuela as a new core producing asset, participation in a diversified exploration program, participation in enhanced production ventures, portfolio management and growth of its petrochemical business. An important key to growth for the Company is adding new reserves to replace reserves that are depleted by production and that are at normal decline in production rates as well as to offset the significant lesser participation share of the gas volumes the Company has and will have to support Indonesian LNG sales contracts. With the addition of the operating service fee agreements in Venezuela and expectations from other properties, the Company expects to increase its estimated annual production from 44.2 million barrels of oil equivalent in 1997 to about 53 million barrels of oil equivalent in 1998. The Company anticipates that by 2002 its annual worldwide production will reach 90 million barrels of oil equivalent, which production growth will benefit substantially from the successful development of the Venezuelan operations, the Britannia field in the U.K. North Sea and the Alpine field in Alaska's North Slope.

     Achievement of growth through this program will require significant capital investment as reflected in the capital expenditure budget for 1998, which represents an increase of approximately 60% over the amount spent in 1997, excluding acquisitions. The Company's capital expenditures for 1998 are estimated to be $413 million, excluding capitalized interest, and reflect a focus on development projects while maintaining a diversified exploration program. Approximately $284 million of the 1998 capital budget is allocated for oil and gas development projects. The major components of the 1998 development budget are the Company's two new operations in Venezuela, increased development activity in the Alpine project in Alaska's North Slope and completion of the U.K. North Sea Britannia gas development project. The Company has budgeted approximately $82 million for exploration projects, including participating in 20-25 exploration wells in strategic areas as well as at its producing ventures in the U.K. North Sea, Indonesia and Pakistan. In addition to growth in its oil and gas business, the Company is studying opportunities for expanding and adding value to its Gulf Coast petrochemical business. The Company's growth strategy will require implementing investment opportunities in a very competitive industry environment. The Company will consider strategies to leverage or increase value in its portfolio of properties, including selective farmouts as well as opportunities with its mature assets.

     The Company's business and strategy are impacted by prices the Company receives for its crude oil, LNG, natural gas, ethylene and Venezuelan service fees that are subject to many factors beyond the Company's control. At the end of 1997 and in the beginning of 1998, worldwide oil prices have declined, with the spot price for West Texas Intermediate averaging $16.65 per barrel in January 1998. In the beginning of 1998, the operating service fee for the Venezuelan DZO unit was approximately $5.00 per barrel and is adjusted quarterly by the percentage change of a basket of crude oil prices instead of absolute dollar changes. Although the Company cannot predict with any degree of certainty the prices it will receive in 1998 and future years for its products and services, it estimates that a change of $1.00 in the average price of crude oil and LNG impacts the Company's net income and cash flow by approximately $22 million and $25 million, respectively. Also, the Company estimates that a margin change of an average one cent per pound of ethylene for an entire year at full capacity production would affect net income and cash flow on an annualized basis for the petrochemical business of the Company by approximately $5 million.

     In developing its business plan for 1998, the Company has assumed that oil prices will have a recovery from the January 1998 levels. In 1998 the Company has budgeted for significant capital investment that will be funded with increased borrowings under its credit facilities and contemplated issuance of preferred and long-term debt securities as well as funds from operations. Approximately 90% of the Company's oil and gas revenues are indexed to world crude oil prices. With such assumptions for the business plan and increased interest expense and higher capital spending, the Company anticipates a decline in net income and cash flow in 1998. In the event that prices are materially below those assumed in its business plan, the Company has a contingency program that includes reductions in capital and operating expenses that would not significantly impact current operations but defer certain exploration and development plans. Any such deferrals could limit opportunities for new reserves from exploration successes and delay anticipated production from certain properties thus impacting net income and cash flows.

     Cash flow. Net cash provided by operating activities was $272 million in 1997, a decrease of $112 million from the prior year. The decrease was primarily the result of lower crude oil prices and a decline in LNG sales volumes. Net cash required by investing activities was $318 million in 1997, an increase of $177 million from 1996. The change was primarily related to the increase in property, plant and equipment for the Boqueron acquisition. In 1997, net cash provided by financing activities was $27 million compared to net cash required in 1996 of $211 million. The change resulted from the use of excess cash flow to pay down debt and 1997 borrowings to fund the Boqueron acquisition.

     Capital resources. Capital expenditures for 1997 were $379 million, excluding capitalized interest, an increase from the prior year's expenditures of $186 million. This increase was primarily the result of the Company's Boqueron acquisition and higher exploration drilling and G&G expenditures.

     The Company acquired in February 1998 all of the stock of Compania Occidental de Hidrocarburos, Inc ("Hidrocarburos"), a U.S. affiliate of Occidental Oil & Gas Corporation ("Occidental"), for approximately $212 million, which includes approximately $14 million in working capital and certain closing adjustments effective as of December 31, 1997. The Company initially funded the acquisition under bank facilities, including a new $130 million facility through Hidrocarburos guaranteed by the Company. Occidental may receive contingent payments of up to a maximum of $15 million annually for six years based primarily on the level of oil prices. Hidrocarburos operates as contractor of the DZO unit in Western Venezuela under a 20-year operating service contract with a subsidiary of the national oil company, PDVSA. The contractor invests capital and provides technology for reactivation of the fields for which the contractor receives various fees per barrel delivered to the custody transfer point. The fees received are operating, capital reimbursement and interest on unrecovered capital costs which are in total limited by a maximum total fee. The maximum total fee is indexed with a basket of crude oil products and was approximately $7.50 per barrel in the latter half of 1997. The Company cannot predict the extent that the future maximum total fee will limit the operating, interest and capital fees received and recorded. Additionally, an incremental incentive fee of several dollars per barrel, which is also indexed to a basket of crude oil products but is not limited by the maximum total fee, is payable when cumulative production from the DZO unit (from inception of the 1993 contract) reaches 52 million barrels. Cumulative production is expected to reach 52 million barrels during the second half of 1999. The contractor does not pay royalties related to the DZO unit. Operating costs in early 1998 averaged about $2.90 per barrel. In 1998, the Company recorded for the DZO unit 114 million barrels of proved reserves of which 56 million barrels are classified as proved undeveloped. The Company anticipates spending $400 to $450 million over the next nine years for future DZO development expenditures. The Company plans to increase current production from 23,000 gross barrels a day up to 55,000 gross barrels within five years.

     In June 1997, the Company led a successful bid for the Boqueron contract area under Venezuela's Third Operating Agreement Round. The Company was named the operator and is a contractor with a 66.67% interest in the operating service contract and Preussag Energie GmbH of Germany, the other contractor and a co-venturer, has a 33.33% interest (collectively, the "Contractors"). The Company and Preussag Energie paid $175 million for the rights to the service contract for the Boqueron contract area. Under the 20-year contract, the Contractors will produce oil from Boqueron on behalf of a subsidiary of PDVSA, which currently serves as operator. The Company expects to assume operatorship in May 1998, pending approval of its development plan. The Contractors are compensated a U.S. dollar service fee to cover reimbursement of costs plus profit. There are two components of the fee, which include (i) a set fee for baseline production and (ii) a fee for incremental production. The PDVSA subsidiary will pay the Contractors a set fee of $1.25 per barrel for operating the baseline production. In the Boqueron contract area, the baseline production initial rate is estimated at 8,500 gross barrels of oil a day with a nominal annual decline rate of 10%. In terms of the incremental production, the Contractors will be paid a sliding incentive fee based on field profitability and will be allowed to recover field and other capital and operating costs through the fee mechanism. The field profitability is based on production at world market prices net of a 1/6 government royalty and field costs. The Company recorded approximately 40 million net barrels in proved reserves from the Boqueron contract area during 1997 with additional reserves expected to be recorded in the future as the field is further developed. The Contractors must invest at least $13 million over the next three years and currently expect to spend between $300 million and $325 million in the area over the next five years. With this additional development spending, the Company expects to increase current production at the Boqueron contract area from 8,500 gross barrels of oil a day to a rate of 50,000 to 60,000 gross barrels within three to five years.

     Financing Activities: For information on the Company's outstanding debt agreements, see Note 7 of the Notes to Consolidated Financial Statements. The Company had two unsecured credit facilities (the "Credit Facilities") at December 31, 1997. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 10, 1998 to a one-year term loan maturing March 9, 1999. The Company is in negotiations to replace the $100 million Credit Facility. The other Credit Facility is a dual currency (U.S. dollars and pounds sterling) $450 million revolver that reduces quarterly by $35 million beginning June 30, 2001, with a final maturity of March 31, 2002. At December 31, 1997, no amounts were outstanding under the Credit Facilities. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At December 31, 1997, the Company's adjusted stockholders' equity was approximately $704 million.

     The Company has uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. At December 31, 1997, $83 million was outstanding under these money market lines which bore interest at a weighted average rate of 6.9% per annum. In February 1998 the Company's indirect subsidiary, Hidrocarburos, entered into a $130 million committed term loan, which matures on May 4, 1998, to initially fund a portion of the DZO acquisition. The term loan is guaranteed by the Company, and supported by the $450 million Credit Facility. The Company intends to refinance such term loan with long-term financing. At February 20, 1998, $85 million, $130 million and $121 million were outstanding under the Credit Facilities, term loan and the uncommitted lines of credit, respectively. As of such date, the Company had approximately $214 million of such available financing.

     The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), has a 150 million pounds sterling secured financing from a syndicate of banks. The financing has a final maturity in September 2005. At December 31, 1997, 85 million pounds sterling ($141 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 8.4% per annum.

     The Company has outstanding $100 million principal amount of 8.25% Senior Notes due 1999, $125 million principal amount of 8 3/8% Senior Notes due 2005 and $75 million principal amount of 8 1/2% Senior Notes due 2007 (collectively the "Senior Notes"). In 1995 the Company issued $100 million aggregate principal amount of medium term notes ("MTN") with terms of seven and twelve years and interest rates varying from 6.51% to 6.81%. The Senior Notes and MTN are referred to herein as the "Notes". The Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities, and senior in right of payment to any future subordinated indebtedness of the Company. Each of the Notes contain similar restrictive covenants. The Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest plus a make-whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Notes.

     In July 1997, the Company filed a shelf registration statement with the SEC, covering the issuance of up to $500 million of several types of securities, including debt securities, common stock, preferred stock and warrants to purchase securities in any combination that the Company may elect to offer from time to time on such terms as the Company deems appropriate. The Company believes the shelf registration provides additional financing flexibility to meet future funding requirements and to take advantage of potentially attractive capital market conditions. The Company intends to use the net proceeds from any offering for general corporate purposes, which may include the repayment of outstanding indebtedness, working capital increases, capital expenditures and acquisitions. No securities have yet been issued, although the Company is contemplating an offering of preferred stock and long-term debt securities.

     In 1994, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's stock, all of which were repurchased by the end of 1996. In October, 1996, the Company's Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of the Company's common stock, all of which were repurchased by March 31, 1997. The repurchased stock will be used for general corporate purposes, including fulfilling employee benefit program obligations. At December 31, 1997, 2,728,267 shares of common stock were held, at cost, as treasury shares.

     As of December 31, 1997, the Company's scheduled maturities of long-term debt outstanding for the five-year period of 1998 through 2002 are approximately $0 million, $123 million, $30 million, $33 million and $186 million, respectively. The Company believes that it will have sufficient sources of funds to satisfy these scheduled maturities. The Company may enter into interest rate swap contracts from time to time. However, the Company did not enter into any interest rate swap contracts during 1997.

     Financial Condition. In each of the four quarters ended December 31, 1997, the Company declared and paid a dividend of approximately $4.4 million on its common stock. On January 21, 1998, the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of January 30, 1998, which was paid on February 13, 1998.

     Since the Company's U.S. corporate alternative minimum tax ("AMT") liability has exceeded its otherwise determined regular U.S. federal income tax liability, the Company has accumulated an AMT credit of approximately $24 million which may be applied against future regular federal tax liabilities. In addition, the Company has approximately $117 million (pre-tax) of Net Operating Loss ("NOL") carryforwards from its U.S. exploration and production operations which could be applied against future U.S. federal taxable income. These NOLs must be utilized prior to their expiration, which is between 2002 and 2006, see
Note 9 of Notes to Consolidated Financial Statements.

     As a result of reserve engineering analysis and subsequent development plans for the Company's reserves in the Alpine field in Alaska as well as expectations for its U.S. petrochemical business, the Company now expects to utilize the AMT credit and a portion of the NOL carryforwards. In 1997, the Company adjusted its deferred tax valuation allowance and subsequently recorded $43 million of net income, representing the $24 million AMT credit and $19 million (after-tax) of NOL carryforwards, see Note 9 of Notes to Consolidated Financial Statements. Changes in the Company's actual or anticipated income subject to U.S. taxes, changes in U.S. tax laws or changes in U.S. tax rates may give rise to adjustments to the Company's deferred tax assets or liabilities, including the valuation allowance, in the future.

     As a result of its international operations, the Company monitors currency rate fluctuations, including the impact of the recent activity in the Asian market. Such fluctuations have not had a material impact on the Company's operations. In 1997 and 1998, 80% and 74%, respectively, of the Indonesia natural gas supplied by the Company's joint venture was, and is expected to be sold, to Japanese industrial and utility customers, with the remainder sold to Korean and Taiwanese buyers. Although the Company cannot predict the impact of the current Asian economic crisis on the buyers of LNG, the Company expects currently that it will not have a material impact on the Company in 1998. Payments for the Indonesian LNG under all of the sales contracts are made in U.S. dollars directly to a bank in the U.S. that acts as trustee and paying agent with respect to the sales proceeds. Likewise all invoice and payments for the operating service fees in Venezuela will be made in U.S. dollars.

     The functional currency for translating the accounts of foreign subsidiaries is the U.S. dollar, except for subsidiaries in the U.K. where the functional currency is pounds sterling. The Company's revenues are predominantly based upon the world market price for crude oil, which is denominated in U.S. dollars. Certain operating costs, taxes, capital costs and intercompany transactions represent commitments settled in foreign currencies. Exchange rate fluctuations on transactions in currencies other than the functional currency are recognized as gains and losses in current period income. The Company periodically enters into foreign exchange contracts as a hedge against fluctuations in foreign currency rates. These contracts are generally of a short-term nature. At December 31, 1997, the Company had open contracts with a net value of 7 million pounds sterling. However, there are foreign exchange risks inherent in operations such as the Company's, and the Company cannot predict with any certainty the results of currency exchange rate fluctuations.

     The Company may enter into hedging contracts and other risk management activities, such as swaps or fixed price contracts in order to minimize the impact of adverse price fluctuations. Gains or losses on these activities are recognized in sales revenues when the underlying exposed hedged production is sold. As of December 31, 1997, the Company did not have any such contracts.

     The year 2000 issue relates to computer programs being written with two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000. The Company is addressing the year 2000 issue through an assessment of its operational field systems, information technology systems and the year 2000 readiness of its significant partners, suppliers, vendors and customers. This assessment includes among other matters a detailed analysis of the Company's worldwide software and hardware applications and communications with the companies who operate a significant portion of the Company's assets. The Company is in the process of converting its software accounting system to a new system, which is year 2000 compliant. The Company has targeted mid-1999 as the completion date for its plan. While the Company expects to resolve its year 2000 issue substantially through the replacement and upgrades of software, there can be no guarantee that the systems of other companies on which the Company depends will be timely converted or that a failure to convert by another company, or a conversion that is not compatible with the Company's systems, would not have a material adverse effect on the Company. The Company does not expect that the costs of addressing the year 2000 issue will have a material impact on the Company's financial position or results of operations.

     The foregoing discussion of the Company's financial condition and liquidity includes in several instances forward-looking statements, which are based upon management's good faith assumptions relating to the financial, market, operating and other relevant environments that will exist and affect the Company's business and operations in the future. No assurance can be made that the assumptions upon which management based its forward-looking statements will prove to be correct, or that the Company's business and operations will not be affected in any substantial manner by other factors not currently foreseeable by management or beyond the Company's control. All forward-looking statements involve risks and uncertainty, including, but not limited to, the following: volatility of crude oil, LNG, natural gas and ethylene prices, capital expenditures, production variances from expectations, the need to develop and replace reserves, risks in the development and integration of new assets, environmental risks, drilling and operating risks, risks related to exploration and development projects, uncertainties about estimates of reserves, competition, government actions and regulations, foreign currencies and the ability of the Company to implement its business strategy. For additional discussion of such risks, uncertainties and assumptions, see Item
1. Business -- Risk Factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   38
Consolidated Balance Sheet, December 31, 1997 and 1996......   39
Consolidated Statement of Operations, Years Ended December
  31, 1997, 1996 and 1995...................................   40
Consolidated Statement of Cash Flows, Years Ended December
  31, 1997, 1996 and 1995...................................   41
Consolidated Statement of Stockholders' Equity, Years Ended
  December 31, 1997, 1996 and
  1995......................................................   42
Notes to Consolidated Financial Statements..................   43

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
Union Texas Petroleum Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Union Texas Petroleum Holdings, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
February 16, 1998

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   24,324   $   43,574
  Accounts and notes receivable.............................      82,172       96,687
  Inventories...............................................      38,318       39,721
  Prepaid expenses and other current assets.................      30,539       23,560
                                                              ----------   ----------
          Total current assets..............................     175,353      203,542
Equity investments..........................................      90,488       93,262
Property, plant and equipment, at cost, less accumulated
  depreciation, depletion and amortization*.................   1,746,661    1,632,423
Other assets................................................       9,054       12,777
                                                              ----------   ----------
          Total assets......................................  $2,021,556   $1,942,004
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $            $    2,290
  Accounts payable..........................................     132,735      103,225
  Taxes payable.............................................      94,366      126,813
  Other current liabilities.................................      52,555       48,511
                                                              ----------   ----------
          Total current liabilities.........................     279,656      280,839
Long-term debt..............................................     626,404      558,463
Deferred income taxes.......................................     321,879      391,534
Other liabilities...........................................     125,022      125,146
                                                              ----------   ----------
          Total liabilities.................................   1,352,961    1,355,982
                                                              ----------   ----------
Stockholders' equity:
  Common stock..............................................       4,391        4,391
  Paid in capital...........................................      18,645       18,863
  Cumulative foreign exchange translation adjustment and
     other..................................................     (34,954)     (21,955)
  Retained earnings.........................................     733,201      614,376
  Common stock held in treasury, at cost, 2,728,267 shares
     at December 31, 1997 and 1,490,322 shares at December
     31, 1996...............................................     (52,688)     (29,653)
                                                              ----------   ----------
          Total stockholders' equity........................     668,595      586,022
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $2,021,556   $1,942,004
                                                              ==========   ==========

---------------

* The Company follows the successful efforts method of accounting for oil and gas activities.

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1996        1995
                                                              --------   ----------   --------
REVENUES:
  Sales and operating revenues..............................  $909,391   $1,008,476   $851,601
  Interest income and other revenues........................     3,224        1,836      3,557
  Net income of equity investees............................    20,613       26,137     20,871
                                                              --------   ----------   --------
                                                               933,228    1,036,449    876,029
COSTS AND OTHER DEDUCTIONS:
  Product costs and operating expenses......................   314,330      341,057    299,133
  Exploration expenses......................................    99,380       51,765     77,185
  Depreciation, depletion and amortization..................   216,108      212,470    191,503
  Selling, general and administrative expenses..............    26,696       26,945     26,098
  Interest expense..........................................     7,412       25,173     28,783
                                                              --------   ----------   --------
Income before income taxes..................................   269,302      379,039    253,327
Provision for income taxes..................................   133,436      226,812    150,977
                                                              --------   ----------   --------
Net income..................................................  $135,866   $  152,227   $102,350
                                                              ========   ==========   ========
EARNINGS PER SHARE OF COMMON STOCK:
  Basic earnings per share of common stock..................  $   1.60   $     1.75   $   1.17
                                                              ========   ==========   ========
  Diluted earnings per share of common stock................  $   1.59   $     1.74   $   1.16
                                                              ========   ==========   ========
DIVIDENDS PER SHARE OF COMMON STOCK.........................  $    .20   $      .20   $    .20
                                                              ========   ==========   ========
Weighted average number of shares outstanding (000s)........    85,094       87,155     87,687
                                                              ========   ==========   ========
Weighted average number of shares outstanding including
  potential dilutive common shares (000s)...................    85,559       87,561     88,098
                                                              ========   ==========   ========

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                            1997         1996         1995
                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $ 135,866    $ 152,227    $ 102,350
  Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Depreciation, depletion and
       amortization.....................    216,108      212,470      191,503
     Deferred income taxes..............    (63,540)     (31,588)     (19,576)
     Net income of equity investees.....    (20,613)     (26,137)     (20,871)
     Other..............................      3,377        2,981        3,581
                                          ---------    ---------    ---------
       Net cash provided by operating
          activities before changes in
          other assets and
          liabilities...................    271,198      309,953      256,987
       Decrease (increase) in accounts
          and notes receivable..........     13,642      (17,793)     (22,667)
       Decrease in inventories..........      1,049        4,228        1,351
       (Increase) decrease in prepaid
          expenses and other assets.....     (4,948)      10,569       (6,628)
       Increase in accounts payable and
          other liabilities.............     19,936        8,410        3,233
       (Decrease) increase in income
          taxes payable.................    (29,006)      68,630        1,649
                                          ---------    ---------    ---------
       Net cash provided by operating
          activities....................    271,871      383,997      233,925
                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
     equipment..........................   (341,297)    (181,967)    (412,039)
  Cash provided by equity investees.....     23,387       41,351       26,900
  Cash required by sale of businesses,
     net................................                                 (809)
                                          ---------    ---------    ---------
  Net cash required by investing
     activities.........................   (317,910)    (140,616)    (385,948)
                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from long-term debt......     44,203       61,440      327,103
  Payments to settle long-term debt.....     (2,290)      (2,292)      (2,292)
  Net payments under credit
     facilities.........................                (132,000)    (193,503)
  Net proceeds (payments) from money
     market lines of credit ............     27,893      (92,069)      43,151
  Purchase of treasury stock............    (34,305)     (32,360)      (4,136)
  Proceeds from issuance of treasury
     stock..............................      8,329        3,876        1,916
  Dividends paid........................    (17,041)     (17,471)     (17,536)
                                          ---------    ---------    ---------
  Net cash provided (required) by
     financing activities...............     26,789     (210,876)     154,703
                                          ---------    ---------    ---------
  Net (decrease) increase in cash and
     cash equivalents...................    (19,250)      32,505        2,680
Cash and cash equivalents at beginning
  of year...............................     43,574       11,069        8,389
                                          ---------    ---------    ---------
Cash and cash equivalents at end of
  year..................................  $  24,324    $  43,574    $  11,069
                                          =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
     Interest (net of amount
       capitalized).....................  $   5,457    $  22,882    $  29,765
     Income taxes.......................    223,183      190,517      168,140

    The accompanying notes are an integral part of this financial statement.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1997           1996           1995
                                                     -----------    -----------    -----------
COMMON STOCK (SHARES)
  Authorized.......................................  200,000,000    200,000,000    200,000,000
                                                     ===========    ===========    ===========
  Issued:
     Beginning of year.............................   87,829,283     87,829,283     87,829,283
     Issuance of stock.............................
                                                     -----------    -----------    -----------
     Ending balance................................   87,829,283     87,829,283     87,829,283
                                                     ===========    ===========    ===========
COMMON STOCK AT PAR VALUE ($.05 PER SHARE)
  Beginning of year................................  $     4,391    $     4,391    $     4,391
  Issuance of stock................................
                                                     -----------    -----------    -----------
  Ending balance...................................  $     4,391    $     4,391    $     4,391
                                                     ===========    ===========    ===========
PAID IN CAPITAL
  Beginning balance................................  $    18,863    $    19,405    $    19,889
  Issuance of stock................................
  Reissuance of treasury stock.....................         (218)          (542)          (484)
                                                     -----------    -----------    -----------
  Ending balance...................................  $    18,645    $    18,863    $    19,405
                                                     ===========    ===========    ===========
CUMULATIVE FOREIGN EXCHANGE TRANSLATION ADJUSTMENT
  AND OTHER
  Beginning balance................................  $   (21,955)   $   (75,077)   $   (65,476)
  Translation adjustments..........................      (13,038)        53,044         (9,406)
  Supplemental pension plan minimum liability......           39             78           (195)
                                                     -----------    -----------    -----------
  Ending balance...................................  $   (34,954)   $   (21,955)   $   (75,077)
                                                     ===========    ===========    ===========
RETAINED EARNINGS
  Beginning balance................................  $   614,376    $   479,620    $   394,806
  Net income.......................................      135,866        152,227        102,350
  Dividends on common stock........................      (17,041)       (17,471)       (17,536)
                                                     -----------    -----------    -----------
  Ending balance...................................  $   733,201    $   614,376    $   479,620
                                                     ===========    ===========    ===========
TREASURY STOCK, AT COST
  Beginning balance................................  $   (29,653)   $    (4,549)   $    (4,111)
  Purchases........................................      (34,305)       (32,360)        (4,136)
  Issues...........................................       11,270          7,256          3,698
                                                     -----------    -----------    -----------
  Ending balance...................................  $   (52,688)   $   (29,653)   $    (4,549)
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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     The Company is engaged in oil and gas exploration and production principally overseas and petrochemical manufacturing in the United States. International activities are conducted primarily in Indonesia, the United Kingdom sector of the North Sea, Venezuela, Pakistan and other strategic areas. Two limited partnerships (the "KKR Partnerships"), organized and controlled by an affiliate of Kohlberg Kravis Roberts & Co. ("KKR"), own approximately 25.7% of the Company's issued and outstanding common stock.

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

  Inventories

     Finished product inventories are valued at the lower of cost or market using the first-in, first-out method ("FIFO"). Materials and supplies inventories are valued at the lower of average cost or market. Effective January 1, 1996, the Company changed the method of accounting for valuing its petrochemical product inventory from the last-in, first out ("LIFO") method to the first-in, first out ("FIFO") method. The change did not have a material effect on the results of operations for prior periods, nor is it anticipated that it will have a material impact on future periods. The Company believes that use of the FIFO method results in a better measurement of operating results and better reflects the current value of inventory on the balance sheet.

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

     Depreciation, depletion and amortization of the capitalized costs of producing properties, both tangible and intangible, are provided for on the units-of-production basis. Unit-of-production rates are based on estimated proved oil and gas reserves. Annually, or whenever significant events or changes in circumstances occur, oil and gas producing properties are reviewed to determine whether it is probable that impairment of the capitalized cost of specific producing asset groups has occurred. Amortization of undeveloped acreage

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

from date of acquisition is based upon such factors as lease term, estimated evaluation period and prior experience. The Company reviews its leases and related amortization rates periodically.

     Estimated dismantlement, restoration and abandonment costs net of estimated salvage value are taken into account in determining amortization and are included in other long-term liabilities, which as of December 31, 1997 and 1996 were $68.6 million and $60.3 million, respectively, of such costs. Depreciable assets other than oil and gas properties are depreciated using the straight-line method based on estimated asset service lives from 5 to 31 years.

  Foreign currency

     The functional currency for translating the accounts of foreign subsidiaries is the U.S. dollar, except for subsidiaries in the United Kingdom, where the functional currency is the local currency. Translation adjustments of this local currency, which represent unrealized increases and decreases in the Company's net investment in foreign operations as the result of exchange rate changes, are included in stockholders' equity as the cumulative foreign exchange translation adjustment. Transaction gains and losses resulting from the effect of exchange rate fluctuations on transactions in currencies other than the functional currency are included in determining net income. Foreign exchange losses included in the determination of net income for the years 1997, 1996, and 1995 were $416, $54 and $768, respectively.

  Hedging Activities

     The Company periodically enters into foreign exchange contracts as a hedge against fluctuations in foreign currency rates. These contracts are generally of a short-term nature. At December 31, 1997, the Company had open foreign exchange contracts with a net value of 7 million pounds sterling. However, there are foreign exchange risks inherent in operations such as the Company's, and the Company cannot predict with any certainty the results of currency exchange rate fluctuations. The Company may enter into hedging contracts and other risk management activities, such as swaps or fixed price contracts, in order to minimize the impact of adverse price fluctuation. Gains or losses on these activities are recognized in sales revenues when the underlying exposed hedged production is sold. As of December 31, 1997, the Company did not have any such open contracts.

  Accounting Pronouncements Recently Issued

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as a part of the basic financial statements. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but the statement need not be applied to interim financial statements in the initial year of application. The Company does not expect adoption of these new standards to materially affect the Company's reporting practices.

  Other

     The fair value of financial instruments included in the Company's assets and liabilities approximates carrying value. Cash equivalents are comprised of highly liquid debt instruments purchased at a maturity of three months or less.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 2 -- ACCOUNTS AND NOTES RECEIVABLE

     At December 31, 1997 and 1996, accounts and notes receivable consisted of the following:

                                                               1997       1996
                                                              -------    -------
Accounts receivable, trade..................................  $82,172    $96,687

     Most of the Company's worldwide business activity is with major marketing companies, industrial users and joint venture partners. Those receivables considered a significant credit risk are backed by letters of credit. Typically, credit terms are of a short-term nature.

NOTE 3 -- INVENTORIES

     At December 31, 1997 and 1996, inventories consisted of the following:

                                                                 1997       1996
                                                                -------    -------
Products....................................................    $13,884    $15,804
Materials and supplies......................................     24,434     23,917
                                                                -------    -------
                                                                $38,318    $39,721
                                                                =======    =======

NOTE 4 -- PREPAID EXPENSES AND OTHER CURRENT ASSETS

     At December 31, 1997 and 1996, prepaid expenses and other current assets consisted of the following:

                                                                 1997       1996
                                                                -------    -------
Prepaid Insurance...........................................    $15,027    $ 7,257
Prepaid Taxes...............................................        565        558
Deferred Charges............................................     14,947     15,745
                                                                -------    -------
                                                                $30,539    $23,560
                                                                =======    =======

NOTE 5 -- EQUITY INVESTMENTS

     At December 31, 1997 and 1996, investments, accounted for using the equity method, consisted of the following:

                                                                 1997       1996
                                                                -------    -------
Unimar Company..............................................    $90,204    $93,262
Virginia Enterprises Inc. (VEI).............................        284
                                                                -------    -------
                                                                $90,488    $93,262
                                                                =======    =======

     The Company has a 50% interest in Unimar Company ("Unimar"), a partnership through which the Company has an additional 11.56% working interest in the Indonesian joint venture, resulting in a total working interest for the Company of 37.81%. The Company owns 50% of the stock of VEI, a corporation that focuses on Indonesian business development opportunities.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The Company's share of selected financial data for its equity investees are summarized as follows:

                                                       1997        1996        1995
                                                     --------    --------    --------
Net revenues.......................................  $108,671    $126,326    $101,010
Gross profit.......................................    74,665      90,547      67,777
Equity net income..................................  $ 20,430(a) $ 25,707    $ 20,071
Other..............................................       183         430         800
                                                     --------    --------    --------
Net income of equity investees.....................  $ 20,613    $ 26,137    $ 20,871
                                                     ========    ========    ========

---------------

(a) Includes a net loss of $3,129 for VEI.

                                                                1997       1996
                                                              --------   --------
Current assets..............................................  $ 13,782   $ 14,172
Total assets................................................   183,760    191,738
Current liabilities.........................................    17,864     20,047
Partners' account...........................................    83,775     87,219

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT

     At December 31, 1997 and 1996, property, plant and equipment consisted of the following:

                                                               1997           1996
                                                            -----------    -----------
Land and land improvements................................  $    13,800    $    13,055
Oil and gas properties and equipment......................    2,900,045      2,812,546
Plants and equipment......................................      168,330        164,167
Other facilities..........................................       15,272         12,082
Construction and wells in progress........................      399,493        205,261
                                                            -----------    -----------
                                                              3,496,940      3,207,111
Less -- accumulated depreciation, depletion and
  amortization............................................   (1,750,279)    (1,574,688)
                                                            -----------    -----------
                                                            $ 1,746,661    $ 1,632,423
                                                            ===========    ===========

     In June 1997, the Company led a successful bid for Venezuela's Boqueron area under Venezuela's Third Operating Agreement Round. In the third quarter of 1997 the Company paid $117 million to the Venezuelan government for its share of the bid. This payment was funded under the Company's Credit Facilities, lines of credit and cash from operations. The Company was named the operator and has a 66.67% interest in the Boqueron operating service contract with a subsidiary of PDVSA and will work with the Company's co-venturer, Preussag Energie GmbH of Germany, who has a 33.33% interest, to further develop this currently-producing field. An affiliate of PDVSA has the option to purchase up to a 10% interest in the contract. In 1997 the Company increased property, plant and equipment for the Boqueron operating service contract by $124 million.

     In February 1998, the Company acquired all of the stock of Hidrocarburos, a U.S. affiliate of Occidental, for approximately $212 million, which included approximately $14 million in working capital and certain closing adjustments. The Company initially funded the acquisition under bank facilities, including a new $130 million facility through Hidrocarburos guaranteed by the Company. Occidental may receive contingent payments of up to a maximum of $15 million annually for six years based primarily on the level of oil prices. Hidrocarburos operates the DZO unit located west of Lake Maracaibo in Western Venezuela under a 20-year operating service contract with a subsidiary of PDVSA. An affiliate of PDVSA has the option to purchase up to a 10% interest in the contract.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 7 -- DEBT

     At December 31, 1997 and 1996, long-term debt consisted of the following:

                                                                1997        1996
                                                              --------    --------
8.25% Senior Notes due November 15, 1999....................  $100,000    $100,000
8 3/8% Senior Notes due 2005................................   125,000     125,000
8 1/2% Senior Notes due 2007................................    75,000      75,000
Medium Term Notes...........................................   100,000     100,000
Britannia financing.........................................   140,809      98,588
Subsidiary production loan..................................                 2,290
Money market lines of credit and other......................    85,595      59,875
                                                              --------    --------
                                                               626,404     560,753
Less -- portion due within one year.........................                (2,290)
                                                              ========    ========
                                                              $626,404    $558,463
                                                              ========    ========

  Credit Facilities

     The Company had two unsecured credit facilities (the "Credit Facilities") at December 31, 1997. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 10, 1998 to a one-year term loan maturing March 9, 1999. The Company is in negotiations to replace the $100 million Credit Facility. The other Credit Facility is a dual currency (U.S. dollars and pounds sterling) $450 million revolver that reduces quarterly by $35 million beginning June 30, 2001, with a final maturity of March 31, 2002. At December 31, 1997, no amounts were outstanding under the Credit Facilities. The $450 million facility allows the Company to borrow up to $300 million in U.S. dollar loans at interest rates determined in a competitive bid process. Loans under the $450 million facility may be made in both pounds sterling and U.S. dollars at the option of the Company. Loans under the Credit Facilities bear interest at floating market rates based on, at the Company's option, the agent bank's base rate or LIBOR, plus applicable margins subject to increase or decrease in certain events. The Credit Facilities contain restrictive covenants, including maintenance of certain coverage ratios related to the incurrence of additional indebtedness and limitations on asset sales and mergers or consolidations. The covenants also require maintenance of stockholders' equity, as adjusted, at $350 million. Under the terms of the Credit Facilities, the Company may pay dividends and make stock repurchases provided that such level of minimum stockholders' equity is maintained and the Company complies with certain other covenants in the Credit Facilities. At December 31, 1997, the Company's adjusted stockholders' equity was approximately $704 million. The Credit Facilities provide the Company with the ability to borrow on a long-term basis.

  Term Loan

     In February 1998 the Company's indirect subsidiary, Hidrocarburos, entered into a $130 million committed term loan to initially fund a portion of the DZO acquisition. The term loan is guaranteed by the Company and is supported by the $450 million Credit Facility. The facility matures on May 4, 1998 and bears interest at variable market rates.

  Senior and Medium Notes

     The Company has outstanding $100 million principal amount of 8.25% Senior Notes due 1999, $125 million principal amount of 8 3/8% Senior Notes due 2005 and $75 million principal amount of 8 1/2% Senior Notes due 2007 (collectively the "Senior Notes"). In 1995 the Company issued $100 million aggregate principal amount of medium term notes ("MTN") with terms of seven and twelve years and interest rates

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

varying from 6.51% to 6.81%. The Senior Notes and MTN are referred to herein as the "Notes". The Notes represent general unsecured obligations of the Company and rank pari passu in right of payment with the Company's obligations under its Credit Facilities, and senior in right of payment to any future subordinated indebtedness of the Company. Each of the Notes contain similar restrictive covenants. The Notes are redeemable at any time, at the option of the Company, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest plus a make-whole premium relating to the then-prevailing Treasury Yield and the remaining life of the Notes.

  Britannia Financing

     The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), which is a wholly owned subsidiary of UTPL, has a 150 million pounds sterling secured financing from a syndicate of banks. The financing is used to fund the Company's share of the cost of developing the Britannia field to production (including interest and other financing costs incurred prior to completion and potential cost overruns), and any remaining availability after completion may, subject to certain coverage ratios being met, be used for UTBL's general corporate purposes. Except for certain support by UTPL related to any potential cost overruns in excess of the facility amount (limited to 30 million pounds sterling), insurance, tax benefits and administrative services, the lenders' recourse will be limited to the Britannia field project assets and is nonrecourse to the Company. The financing has a final maturity in September 2005. At December 31, 1997, 85 million pounds sterling ($141 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 8.4% per annum.

  Subsidiary Production Loan

     In 1997, Union Texas Pakistan, Inc., a wholly owned subsidiary of the Company, repaid the remaining $2,290 balance of its non recourse loan.

  Money Market Lines of Credit

     The Company has uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long term debt based on the Company's intent and ability to refinance them on a long-term basis through its Credit Facilities. At December 31, 1997, $83 million was outstanding under these money market lines which bore interest at a weighted average rate of 6.9% per annum.

     Interest capitalized for the years 1997, 1996, and 1995 was $40,664, $26,017, and $23,081, respectively.

     Scheduled maturities of long-term debt outstanding during the five years 1998 through 2002 are $0, $122,613, $30,184, $33,329 and $185,926, respectively.

NOTE 8 -- EARNINGS PER SHARE

     In the fourth quarter of 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share", and restated previously reported earnings per share in conformity with SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
BASIC EPS COMPUTATION
  Numerator, Net Income............................  $135,866    $152,227    $102,350
  Denominator, Common Shares Outstanding (000's)...    85,094      87,155      87,687
                                                     --------    --------    --------
  Basic EPS per share..............................  $   1.60    $   1.75    $   1.17
                                                     ========    ========    ========
DILUTED EPS COMPUTATION
  Numerator, Net Income............................  $135,866    $152,227    $102,350
  Denominator, Common Shares Outstanding (000's)...    85,094      87,155      87,687
  Potential Common Shares:
     Stock Options (000's).........................       465         406         411
                                                     --------    --------    --------
     Total (000's).................................    85,559      87,561      88,098
                                                     --------    --------    --------
  Diluted EPS Per Share............................  $   1.59    $   1.74    $   1.16
                                                     ========    ========    ========

     Weighted average stock options (000's) in 1997, 1996 and 1995 that were not included in the computation of diluted shares since they had an anti-dilutive effect were 446 options, 456 options and 436 options, respectively.

NOTE 9 -- INCOME TAXES

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
United States:
  Federal(current).................................  $  4,666    $  2,393    $  2,935
  State (current)..................................     1,435      (2,014)      4,767
  Federal (deferred)...............................   (47,550)
                                                     --------    --------    --------
                                                      (41,449)        379       7,702
                                                     --------    --------    --------
Foreign:
  Current..........................................   190,875     258,021     162,851
  Deferred.........................................   (15,990)    (31,588)    (19,576)
                                                     --------    --------    --------
                                                      174,885     226,433     143,275
                                                     --------    --------    --------
                                                     $133,436    $226,812    $150,977
                                                     ========    ========    ========

     A deferred tax liability or asset is recorded for future tax consequences arising from differences between the financial accounting and tax basis of the assets and liabilities of the Company. A valuation allowance with reserves recorded as necessary for any tax benefit not expected to be realized, is required of deferred tax assets. Deferred tax liabilities or assets are adjusted for changes in income tax laws or rates when enacted. Deferred tax expense or benefit is derived from changes in deferred tax liabilities or assets. A current tax expense or benefit is recognized for the estimated taxes payable or refundable on tax returns for the current year.

     Under the U.S. corporate alternative minimum tax ("AMT"), the Company's U.S. tax liability is the greater of its regular U.S. federal income tax or the AMT. To the extent that the Company's AMT liability exceeds its otherwise determined regular U.S. federal income tax liability, an AMT credit will be generated and this credit may be applied against future regular federal tax liabilities. Since the Company's AMT liability has exceeded its otherwise determined regular U.S. federal income tax liability, the Company has accumulated an AMT credit of approximately $24 million which may be applied against future regular federal tax

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

liabilities. In addition, the Company has approximately $117 million (pre-tax) of Net Operating Loss ("NOL") carryforwards from its U.S. exploration and production operations which could be applied against future U.S. federal taxable income. These NOLs must be utilized prior to their expiration, which is between 2002 and 2006.

     As a result of reserve engineering analysis and subsequent development plans for the Company's reserves in the Alpine field in Alaska as well as expectations for its U.S. petrochemical business, the Company now expects to utilize the AMT credit and a portion of the NOL carryforwards. In 1997 the Company adjusted its deferred tax valuation allowance and subsequently recorded $43 million of net income, representing the $24 million AMT credit and $19 million (after-tax) of NOL carryforwards. Changes in the Company's actual or anticipated income subject to U.S. taxes, changes in U.S. tax laws or changes in U.S. tax rates may give rise to adjustments to the Company's deferred tax assets or liabilities, including the valuation allowance, in the future.

     In the third quarter of 1997, the British government enacted changes in the U.K. corporate tax laws which affect the Company's U.K. operations. The ACT credit on dividends paid by U.K. companies has been substantially reduced and the U.K. corporate tax rate was lowered from 33% to 31%. The reduction in the ACT credit will be effective for dividends paid on or after April 6, 1999 while the lowering of the corporate tax rate was effective April 1, 1997. In the third quarter of 1997, the Company recorded a one-time, non-cash charge to deferred tax expense of approximately $14 million, primarily related to the reduction of the ACT credit on future dividends.

     The principal items accounting for the difference in taxes on income computed at the United States statutory rate and as recorded are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Computed tax at 35% of pretax income...............  $ 94,256    $132,664    $ 88,664
Taxes in excess of the U.S. tax rate on foreign
  earnings.........................................    77,038      77,613      56,353
AMT................................................     4,666       2,393       2,935
Domestic operating losses generating no tax
  benefit..........................................     3,591      16,156
NOL Benefit........................................   (19,100)
AMT credit carryforward............................   (28,450)
All other items, net...............................     1,435      (2,014)      3,025
                                                     --------    --------    --------
                                                     $133,436    $226,812    $150,977
                                                     ========    ========    ========

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Deferred tax liabilities (assets) are comprised of the effects of temporary differences as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Gross deferred tax liabilities:
  Property differences pertaining to depreciation and other
     expenditures...........................................   $439,539      $457,112
Gross deferred tax assets:
  NOL carryforwards.........................................    (41,059)      (40,128)
  AMT credit................................................    (28,450)      (23,854)
  U.K. Corporation Tax effect of deferred Petroleum Revenue
     Tax....................................................    (26,726)      (30,439)
  Dismantlement and removal provision.......................    (43,384)      (35,139)
                                                               --------      --------
          Total before valuation allowance..................   $299,920      $327,552
Less: valuation allowance...................................     21,959        63,982
                                                               --------      --------
          Total -- net......................................   $321,879      $391,534
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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The Pension Plan has assets in excess of the projected benefit obligation. The assets of this plan are held by trustees and are invested in common stock, fixed rate and real estate investments. The following table sets forth the plans' funded status at December 31, 1997 and 1996:

                                                                       SUPPLEMENTAL
                                                 PENSION PLAN        RETIREMENT PLANS
                                              -------------------    -----------------
                                                1997       1996       1997      1996
                                              --------   --------    -------   -------
Actuarial present value of benefit
  obligations:
  Vested benefits...........................  $117,666   $114,078    $ 4,917   $ 4,273
  Nonvested benefits........................     6,206      4,692        318       246
                                              --------   --------    -------   -------
          Total accumulated benefit
            obligation......................   123,872    118,770      5,235     4,519
  Amounts related to projected pay
     increases..............................    10,516      9,584      2,999     2,254
                                              --------   --------    -------   -------
          Total projected benefit
            obligation......................   134,388    128,354      8,234     6,773
Net assets available for plan benefits held
  by trustees...............................   154,395    136,623
                                              --------   --------    -------   -------
Net assets over (under) projected benefit
  obligation................................    20,007      8,269     (8,234)   (6,773)
Unrecognized net obligation at the date of
  initial application of FAS 87 (1/1/86)....       931      1,241
Unrecognized prior service cost.............     2,504      2,670        512       917
Adjustment required to recognize minimum
  liability.................................                          (1,130)   (1,574)
Unrecognized net (gain) loss................   (19,725)    (6,682)     3,617     2,911
                                              --------   --------    -------   -------
  Prepaid pension cost (pension
     liability).............................  $  3,717   $  5,498    $(5,235)  $(4,519)
                                              ========   ========    =======   =======

     Net periodic pension cost for 1997, 1996 and 1995 included the following components:

                                                       1997        1996        1995
                                                     --------    --------    --------
Service cost-benefits earned during the period.....  $  2,824    $  2,917    $  2,310
Interest cost on projected benefit obligation......     9,752      10,015      10,469
Return on plan assets..............................   (27,850)    (19,113)    (30,625)
Net amortization and deferral......................    18,663       9,635      22,560
                                                     --------    --------    --------
Net periodic pension cost before effect of
  settlement loss, curtailment loss and termination
  benefits.........................................     3,389       3,454       4,714
Settlement loss (gain).............................       458        (822)
Curtailment loss...................................                   359
Termination benefits...............................       176       2,586
                                                     --------    --------    --------
Net periodic pension cost..........................  $  4,023    $  5,577    $  4,714
                                                     ========    ========    ========

     The 1996 settlement gain, curtailment loss and the termination benefits resulted from a 1996 voluntary retirement program. In 1996, the Company offered a voluntary retirement program for 77 of its 1,100 employees who met certain criteria and were either nearing retirement eligibility or were already eligible, providing such employees the special one-time opportunity to retire with enhanced benefits. A total of 47 employees elected to participate in the program.

     The assumed average rate of return on plan assets was 8% in 1997, 1996 and 1995 for the plans. Measurement of the projected benefit obligation was based on an assumed discount rate of 7% and 7% in 1997,

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

7.25% and 7% in 1996 and 7.25% and 7% in 1995 for normal and lump sum eligible participants, respectively, for the Pension and Supplemental Retirement Plans and an assumed long-term rate of compensation increase of 5%, 5% and 4.5% for the Pension and Supplemental Retirement Plans in 1997, 1996 and 1995, respectively.

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

     The following table sets forth the plan's status at December 31:

                                                                1997        1996
                                                              --------    --------
Accumulated postretirement benefit obligation:
  Retirees' benefits........................................  $ 32,500    $ 33,501
  Other fully eligible participants' benefits...............     3,023       3,465
  Other active plan participants' benefits..................     6,444       6,405
                                                              --------    --------
     Accumulated postretirement benefit obligation..........   (41,967)    (43,371)
Unrecognized amounts:
  Prior service cost........................................    (3,936)     (7,831)
  Net loss..................................................    11,061      13,692
                                                              --------    --------
Accrued obligation..........................................  $(34,842)   $(37,510)
                                                              ========    ========

     Net postretirement benefit cost for 1997, 1996 and 1995 included the following components:

                                                         1997       1996       1995
                                                        -------    -------    -------
Service cost-benefits earned during the period........  $   579    $   603    $   503
Interest cost on projected benefit obligation.........    2,894      2,901      3,117
Net amortization......................................   (3,276)    (3,094)    (3,136)
                                                        -------    -------    -------
Net postretirement benefit cost.......................  $   197    $   410    $   484
                                                        =======    =======    =======

     Measurement of the accumulated postretirement benefit obligation was based on an assumed discount rate of 7% for 1997, 7.25% for 1996 and 7.25% for 1995. For measurement purposes, a 10.5%, 11.25% and 12% annual rate of increase in the per capita cost of covered health care benefits for those age 65 and older were assumed for 1997, 1996 and 1995, respectively; the rate was assumed to decrease linearly to 6% for 2003 and after. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996, by $1,808 and $1,898, respectively. Additionally, it would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 by $192, $201 and $216, respectively.

NOTE 12 -- STOCK OPTIONS

     The Company has four stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans and adopted the footnote disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for its fixed stock option plans other than options granted with attached stock appreciation rights, which may, at the employees' option be settled in cash

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

or the issuance of stock. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                            1997        1996        1995
                                          --------    --------    --------
Net income
  As Reported...........................  $135,866    $152,227    $102,350
  Pro Forma.............................  $132,550    $151,188    $102,350*
Basic earnings per share
  As Reported...........................  $   1.60    $   1.75    $   1.17
  Pro Forma.............................  $   1.56    $   1.73    $   1.17*
Diluted earnings per share
  As Reported...........................  $   1.59    $   1.74    $   1.16
  Pro Forma.............................  $   1.55    $   1.73    $   1.16*

---------------

* No impact on 1995 net income or earnings per share since no stock options granted after 1994 vested during 1995.

     The Company has four fixed stock option plans. Under the terms of the 1994 Incentive Plan, the Company has authorized the issuance of options to employees and certain members of the board of directors to purchase up to 4 million shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. The options granted to employees vest at 25% per annum. A total of 1,613,200 options were granted in October 1997, at $23.03125 per share to all U.S.-based employees. Certain officers have been granted nonqualified options and incentive stock options with appreciation rights. At December 31, 1997, options outstanding with respect to 1,381,100 shares of common stock have appreciation rights attached. Following the adoption of the 1994 Incentive Plan during 1995, all further stock option grants will be made under the 1994 Incentive Plan only. In 1997, 5,000 options at $18.4375, 17,000 options at $19.75 and 5,000 options at $20.6875 were granted to certain directors and these options are 100% vested.

     Under the terms of the 1992 Stock Option Plan, the Company authorized the issuance of options to employees to purchase up to 4 million shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. Options granted prior to 1994 vest at 20% per annum. Options granted in 1994 vest at 25% per annum. At December 31, 1997, options outstanding with respect to 547,800 shares of common stock have appreciation rights attached.

     Under the terms of the 1985 Stock Option Plan (the "1985 Plan"), the Company authorized the issuance of options to officers and key employees to purchase up to 4,466,667 shares of common stock. Options are exercisable for a maximum period of ten years at an exercise price of not less than the fair market value of the underlying common stock at the time of the grant. Certain officers have been granted options with appreciation rights. All options granted are fully vested. At December 31, 1997, options outstanding with respect to 221,273 shares of common stock have appreciation rights attached.

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995; dividend yield of 1.03%, expected volatility of 25.45%, 25.32% and 25.32%, risk-free interest rates of 6.00%, 6.36% and 5.87%, and expected lives of 5.5, 6 and 6 years, respectively.

     A summary of the status of the Company's four fixed stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                          1997                     1996                     1995
                                 ----------------------   ----------------------   ----------------------
                                              WEIGHTED-                WEIGHTED-                WEIGHTED-
                                               AVERAGE                  AVERAGE                  AVERAGE
                                              EXERCISE                 EXERCISE                 EXERCISE
                                   SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                 ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at beginning of
  year.........................   5,088,617    $18.89      4,172,595    $18.08      3,535,396    $17.97
Granted........................   1,613,200     23.03      1,252,300     21.06        896,200     18.06
Exercised......................     485,389     17.09        260,628     16.17        164,274     14.97
Canceled.......................      80,655     20.01         75,650     19.34         94,727     19.25
                                 ----------               ----------               ----------
Outstanding at end of year.....   6,135,773     20.11      5,088,617     18.89      4,172,595     18.08
                                 ==========               ==========               ==========
Options Exercisable at
  year-end.....................   2,878,446                2,319,023                1,787,941
Weighted-average fair value of
  options granted during the
  year.........................  $     7.46               $     7.43               $     6.06

     The following table summarizes information about the four fixed stock option plans at December 31, 1997:

                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   -------------------------------------------------   ------------------------------
                     NUMBER      WEIGHTED-AVERAGE                        NUMBER
    RANGE OF       OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
 EXERCISE PRICES   AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97    EXERCISE PRICE
-----------------  -----------   ----------------   ----------------   -----------   ----------------
  $12.25-16.125       455,428    1.9 years               $14.29           455,428         $14.29
$18.0625-23.03125   5,680,345    7.9                      20.58         2,423,018          19.31
                    ---------                                           ---------
 $12.25-23.03125    6,135,773    7.5                      20.11         2,878,446          18.52
                    =========                                           =========

NOTE 13 -- MAJOR CUSTOMERS

     During 1997, the Company's U.K. operations had sales to Texaco Limited, in the amount of $105,705 or 12% of the Company's total sales and operating revenues. During 1996, the Company's U.K. operations had sales to Elf Trading, in the amount of $120,805 or 12%, of total sales and operating revenues. During 1995, the Company's U.K. operations had sales to B.P. Oil International Limited and Elf Trading in the amount of $107,891 and $109,067, 13% and 13%, respectively, of total sales and operating revenues.

NOTE 14 -- SHAREHOLDERS EQUITY

  Preferred Stock

     The Company is authorized to issue up to 15,000,000 shares of preferred stock. The Board of Directors of the Company without further approval of the shareholders, can authorize the issuance, at any time or from time to time, of one or more series of preferred stock and determine the number of shares in each series and the designations, powers, rights, preferences and any qualifications, limitations and restrictions of each series. Among the specific matters which may be determined, if any, by the Board of Directors are: dividend rights, conversion or exchange rights, voting rights, rights and terms of redemption (including sinking fund provisions) and rights upon liquidation or distribution of the assets of the Company.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  Stockholder Rights Plan

     In September 1997, the Company adopted a rights agreement (the "Rights Agreement") whereby a dividend of one Common Stock Purchase Right (a "Right") was paid for each outstanding share of the Company's Common Stock. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of the Company's Common Stock (an "Acquiring Person"), or commences a tender offer which would result in beneficial ownership of 15 percent or more of such stock. When they become exercisable, each Right entitles the registered holder to purchase from the Company one-half of one share of Common Stock at a price of $90.00 per full share of Common Stock, subject to adjustment under certain circumstances.

     Upon the occurrence of certain events specified in the Rights Agreement, each holder of a Right (other than an Acquiring Person) will have the right to purchase, at the Right's then current exercise price, shares of the Company's Common Stock having a value of twice the Right's exercise price. In addition, if, after a person becomes an Acquiring Person, the Company is involved in a merger or other business combination transactions with another person in which the Company is not the surviving corporation, or under certain other circumstances, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of the other person having a value of twice the Right's exercise price.

     Unless redeemed by the Company earlier, the Rights will expire on September 30, 2007. The Company will generally be entitled to redeem the Rights in whole, but not in part, at $0.001 per Right, subject to adjustment. No Rights were exercisable under the Rights Agreement at December 31, 1997.

     The terms of the Rights generally may be amended by the Company without the approval of the holders of the Rights prior to the public announcement by the Company or an Acquiring Person that a person has become an Acquiring Person. Before such announcement, the terms may be amended only to (i) cure any ambiguity; (ii) correct or supplement any provision which may be defective or inconsistent with other provisions; or (iii) change or supplement the provisions in any manner which the Company deems necessary or desirable, so long as such change does not adversely affect the interest of the holders of the Rights.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

NOTE 15 -- SEGMENT FINANCIAL DATA

                                                    EXPLORATION AND PRODUCTION
                                 ----------------------------------------------------------------
                                  UNITED                                                  OTHER      PETRO-
                                  STATES    UNITED                                        INTER-    CHEMICALS
                                 (ALASKA)   KINGDOM   INDONESIA   VENEZUELA   PAKISTAN   NATIONAL      (a)      OTHER(a)   TOTAL
                                 --------   -------   ---------   ---------   --------   --------   ---------   --------   ------
                                                                      (DOLLARS IN MILLIONS)
1997
Sales and operating revenues...             $  367      $287                    $66                   $188        $  1     $  909
                                            ======      ====                    ===                   ====        ====     ======
Operating profit (loss)........    $(3)     $  126      $192                    $24        $(88)      $ 32        $ (4)    $  279
Interest income................                  2         1                                                                    3
General and administrative
  expenses.....................                                                                                    (27)       (27)
Interest expense...............                 (1)                              (1)                                (5)        (7)
Net Income (loss) of equity
  investees....................                           24                                                        (3)        21
                                   ---      ------      ----                    ---        ----       ----        ----     ------
Income (loss) before income
  taxes........................     (3)        127       217                     23         (88)        32         (39)       269
Income taxes (benefit).........                 59       111                      4                     12         (53)       133
                                   ---      ------      ----                    ---        ----       ----        ----     ------
Net income (loss)..............    $(3)     $   68      $106                    $19        $(88)      $ 20        $ 14     $  136
                                   ===      ======      ====                    ===        ====       ====        ====     ======
Identifiable assets............    $38      $1,156      $415        $126        $67        $ 43       $134        $ 43     $2,022
Capital additions..............     15         103        31         124         11          32         29           5        350
Depreciation, depletion and
  amortization.................      1         150        38                     11           7          7           2        216
1996
Sales and operating revenues...             $  406      $341                    $66                   $193        $  2     $1,008
                                            ======      ====                    ===                   ====        ====     ======
Operating profit (loss)........    $(8)     $  163      $233                    $39        $(33)      $ 24        $(15)    $  403
Interest income................                  1         1                                                                    2
General and administrative
  expenses.....................                                                                                    (27)       (27)
Interest expense...............                 (4)                              (1)                               (20)       (25)
Net income of equity
  investee.....................                           26                                                                   26
                                   ---      ------      ----                    ---        ----       ----        ----     ------
Income (loss) before income
  taxes........................     (8)        160       260                     38         (33)        24         (62)       379
Income taxes (benefit).........                 75       139                     11                      9          (7)       227
                                   ---      ------      ----                    ---        ----       ----        ----     ------
Net income (loss)..............    $(8)     $   85      $121                    $27        $(33)      $ 15        $(55)    $  152
                                   ===      ======      ====                    ===        ====       ====        ====     ======
Identifiable assets............    $23      $1,244      $444                    $60        $ 15       $116        $ 40     $1,942
Capital additions..............     11         119        23                     15           7          8           3        186
Depreciation, depletion and
  amortization.................      1         156        39                      7           1          6           2        212
1995
Sales and operating revenues...             $  323      $276                    $51        $  1       $200        $  1     $  852
                                            ======      ====                    ===        ====       ====        ====     ======
Operating profit (loss)........    $(6)     $   84      $178                    $19        $(49)      $ 62        $ (5)    $  283
Interest income................                  2         1                                                         1          4
General and administrative
  expenses.....................                                                                                    (26)       (26)
Interest expense...............                 (6)                              (1)                               (22)       (29)
Net income of equity
  investee.....................                           21                                                                   21
                                   ---      ------      ----                    ---        ----       ----        ----     ------
Income (loss) before income
  taxes........................     (6)         80       200                     18         (49)        62         (52)       253
Income taxes (benefit).........                 34       105                      4                     24         (16)       151
                                   ---      ------      ----                    ---        ----       ----        ----     ------
Net income (loss)..............    $(6)     $   46      $ 95                    $14        $(49)      $ 38        $(36)    $  102
                                   ===      ======      ====                    ===        ====       ====        ====     ======
Identifiable assets............    $13      $1,168      $459                    $46        $  9       $111        $ 31     $1,837
Capital additions..............      6         353        30                     10           2          7           1        409
Depreciation, depletion and
  amortization.................                139        35                      7           4          5           2        192

---------------

(a)  Petrochemical operations and Other represent United States activities.

NOTE 16 -- COMMITMENTS

     The Company has entered into various commitments and operating agreements related to the development of and production from certain proved oil and gas properties. Also during the normal course of business, the Company has issued various letters of credit, bank guarantees and performance bonds, which at December 31, 1997, totaled $8 million. At December 31, 1997, the Company had open foreign exchange contracts with a net value of 7 million pounds sterling. These contracts hedge economic exposures, based on the Company's assessment of its net exposure to changes in foreign currency rates. It is management's belief

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

that such commitments and guarantees will be met without material adverse effect on the Company's financial position.

     The amounts of operating lease obligations due during the five years 1998 through 2002 are $8,283, $7,788, $5,705, $1,065 and $1,093, respectively.

     Rental expense for the years 1997, 1996 and 1995 was $9,810, $8,783, and $9,379, respectively.

NOTE 17 -- CONTINGENCIES

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

NOTE 18 -- SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     1997                                        1996
                                                QUARTER ENDED                               QUARTER ENDED
                             ----------------------------------------------------   ------------------------------
                             MAR. 31    JUNE 30    SEPT. 30   DEC. 31      YEAR     MAR. 31    JUNE 30    SEPT. 30
                             --------   --------   --------   --------   --------   --------   --------   --------
Net sales and operating
  revenues.................  $282,021   $211,686   $182,843   $232,841   $909,391   $258,178   $223,192   $227,284
Gross profit...............   144,800     87,336     71,750     96,017    399,903    126,518     96,052    100,659
Net income (loss)..........    63,770     25,349     48,047     (1,300)   135,866     47,561     30,837     33,521
Per share of common stock:
  Net earnings (basic).....       .74        .30        .57       (.02)      1.60        .54        .35        .39
  Net earnings (diluted)...       .74        .30        .56       (.02)      1.59        .54        .35        .38
  Dividends................       .05        .05        .05        .05        .20        .05        .05        .05
Market price:
  High.....................        23 7/8     21 3/8     24 9/16    24 1/2     24 9/16    20 1/4     20 1/4   21 3/4
  Low......................        17 15/16   17 1/4     19 7/8     20         17 1/4     17 5/8     18       18 5/8

                                     1996
                                 QUARTER ENDED
                             ---------------------
                             DEC. 31       YEAR
                             --------   ----------
Net sales and operating
  revenues.................  $299,822   $1,008,476
Gross profit...............   144,915      468,144
Net income (loss)..........    40,308      152,227
Per share of common stock:
  Net earnings (basic).....       .47         1.75
  Net earnings (diluted)...       .46         1.74
  Dividends................       .05          .20
Market price:
  High.....................        23           23
  Low......................        20 5/8       17 5/8

Source of Market Prices: New York Stock Exchange Composite Transactions Tape

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

which may be found by extension of proved areas or reserves recoverable by secondary or tertiary recovery methods unless these methods are in operation and showing successful results.

     In 1997 the Company led a successful bid for Venezuela's Boqueron area under Venezuela's Third Operating Agreement Round, adding 40 million barrels of oil to its proved reserves at year end 1997. Information regarding Venezuelan reserves relates to the Company's net interest in an operating service contract for the Boqueron area between the Company, the other contractor and a subsidiary of the national oil company, PDVSA. The Government of Venezuela retains full ownership of all hydrocarbons. The Company will receive a service fee for each barrel of crude oil produced from the Boqueron area, which consists of the following two components: (i) a set fee for the baseline production and (ii) a sliding incentive fee for the incremental production, as well as cost recovery for field and other capital and operating costs. The reserves table does not include the proved reserves associated with the DZO unit, which were recorded in February 1998.

     In 1996, the Company and co-venturers ARCO Alaska, Inc. (operator) and Anadarko Petroleum Corp. announced plans to develop the Alpine oil field in Alaska. In 1996, the Company recorded 32 million net barrels in proved undeveloped oil reserves from the Alpine field which is scheduled to begin production in the first part of 2000.

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

     "Other International" represents an interest in Egypt, which was sold in December 1996.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The Company's net quantities of proved developed and undeveloped reserves of oil and natural gas, by geographic areas and changes therein, were as follows:

 ESTIMATED QUANTITIES OF NET PROVED CRUDE OIL AND NATURAL GAS LIQUIDS RESERVES

                                                        CONSOLIDATED SUBSIDIARIES
                            ----------------------------------------------------------------------------------
                             UNITED
                             STATES    UNITED                                              OTHER
                            (ALASKA)   KINGDOM   INDONESIA   VENEZUELA(a)   PAKISTAN   INTERNATIONAL    TOTAL
                            --------   -------   ---------   ------------   --------   -------------   -------
                                                          (THOUSANDS OF BARRELS)
YEAR ENDED DECEMBER 31, 1997
Net proved reserves
  -- beginning of year....   32,005    90,514     16,949             0        6,746           0        146,214
  -- revisions of previous
    estimates.............              2,117      4,412                      1,510                      8,039
  -- extensions,
    discoveries and other
    additions.............                                                        3                          3
  -- purchase of minerals
    in place..............                                      40,000                                  40,000
  -- production...........             (15,976)   (2,113)                    (2,413)                   (20,502)
                             ------    -------    ------        ------       ------         ---        -------
Net proved reserves
  -- end of year..........   32,005    76,655     19,248        40,000        5,846           0        173,754
                             ======    =======    ======        ======       ======         ===        =======
Net proved developed
  reserves
  -- beginning of year....             51,265     12,071             0        4,839           0         68,175
  -- end of year..........             40,835     17,473        40,000        4,206           0        102,514
YEAR ENDED DECEMBER 31, 1996
Net proved reserves
  -- beginning of year....             105,714    18,942                      4,383          19        129,058
  -- revisions of previous
    estimates.............               (546)        42                      3,589          (4)         3,081
  -- extensions,
    discoveries and other
    additions.............   32,005     1,498                                 1,053                     34,556
  -- production...........             (16,152)   (2,035)                    (2,279)        (15)       (20,481)
                             ------    -------    ------                     ------         ---        -------
Net proved reserves
  -- end of year..........   32,005    90,514     16,949                      6,746           0        146,214
                             ======    =======    ======                     ======         ===        =======
Net proved developed
  reserves
  -- beginning of year....             67,147     17,041                      3,215          19         87,422
  -- end of year..........             51,265     12,071                      4,839           0         68,175
YEAR ENDED DECEMBER 31, 1995
Net proved reserves
  -- beginning of year....             73,862     19,142                      3,842          32         96,878
  -- revisions of previous
    estimates.............              1,995      1,894                      1,275           9          5,173
  -- extensions,
    discoveries and other
    additions.............                                                    1,261                      1,261
  -- purchase of minerals
    in place..............             45,012                                                           45,012
  -- production...........             (15,155)   (2,094)                    (1,995)        (22)       (19,266)
                                       -------    ------                     ------         ---        -------
Net proved reserves
  -- end of year..........             105,714    18,942                      4,383          19        129,058
                                       =======    ======                     ======         ===        =======
Net proved developed
  reserves
  -- beginning of year....             56,773     17,247                      2,714          32         76,766
  -- end of year..........             67,147     17,041                      3,215          19         87,422


                                NON-
                            CONSOLIDATED     TOTAL
                             INTERESTS     WORLDWIDE
                            ------------   ---------
                             (THOUSANDS OF BARRELS)
YEAR ENDED DECEMBER 31, 19
Net proved reserves
  -- beginning of year....     6,986        153,200
  -- revisions of previous
    estimates.............     1,778          9,817
  -- extensions,
    discoveries and other
    additions.............                        3
  -- purchase of minerals
    in place..............                   40,000
  -- production...........      (699)       (21,201)
                               -----        -------
Net proved reserves
  -- end of year..........     8,065        181,819
                               =====        =======
Net proved developed
  reserves
  -- beginning of year....     4,944         73,119
  -- end of year..........     7,316        109,830
YEAR ENDED DECEMBER 31, 19
Net proved reserves
  -- beginning of year....     7,711        136,769
  -- revisions of previous
    estimates.............       (52)         3,029
  -- extensions,
    discoveries and other
    additions.............                   34,556
  -- production...........      (673)       (21,154)
                               -----        -------
Net proved reserves
  -- end of year..........     6,986        153,200
                               =====        =======
Net proved developed
  reserves
  -- beginning of year....     6,926         94,348
  -- end of year..........     4,944         73,119
YEAR ENDED DECEMBER 31, 19
Net proved reserves
  -- beginning of year....     7,571        104,449
  -- revisions of previous
    estimates.............       832          6,005
  -- extensions,
    discoveries and other
    additions.............                    1,261
  -- purchase of minerals
    in place..............                   45,012
  -- production...........      (692)       (19,958)
                               -----        -------
Net proved reserves
  -- end of year..........     7,711        136,769
                               =====        =======
Net proved developed
  reserves
  -- beginning of year....     6,835         83,601
  -- end of year..........     6,926         94,348

---------------

(a) The Company's Venezuelan reserves reflect the Company's net interest in an operating service fee contract for the Boqueron area between the Company, the other contractor and a subsidiary of PDVSA. The Company's February 1998 acquisition of an interest in the operating service contract for the DZO unit with net proved reserves of 114 million barrels, is not included.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

            ESTIMATED QUANTITIES OF NET PROVED NATURAL GAS RESERVES

                                                        CONSOLIDATED SUBSIDIARIES
                                               --------------------------------------------       NON-
                                               UNITED                                         CONSOLIDATED      TOTAL
                                               KINGDOM   INDONESIA     PAKISTAN     TOTAL      INTERESTS      WORLDWIDE
                                               -------   ---------     --------   ---------   ------------    ---------
                                                                       (MILLIONS OF CUBIC FEET)
YEAR ENDED DECEMBER 31, 1997
Net proved reserves
  -- beginning of year.......................  363,472    846,744      120,027    1,330,243     351,506       1,681,749
  -- revisions of previous estimates.........  19,361      16,433       12,228       48,022       7,334          55,356
  -- extensions, discoveries and other
     additions...............................                              986          986                         986
  -- production..............................  (10,641)   (82,088)     (13,347)    (106,076)    (27,171)       (133,247)
                                               -------    -------      -------    ---------     -------       ---------
Net proved reserves
  -- end of year.............................  372,192    781,089      119,894    1,273,175     331,669       1,604,844
                                               =======    =======      =======    =========     =======       =========
Net proved developed reserves
  -- beginning of year.......................  126,963    718,721       57,019      902,703     297,841       1,200,544
  -- end of year.............................  124,843    670,415       75,107      870,365     284,535       1,154,900
YEAR ENDED DECEMBER 31, 1996
Net proved reserves
  -- beginning of year.......................  344,132    898,374      121,422    1,363,928     365,079       1,729,007
  -- revisions of previous estimates.........   4,407      44,909       10,846       60,162      18,352          78,514
  -- extensions, discoveries and other
     additions...............................  31,791                    2,904       34,695                      34,695
  -- production..............................  (16,858)   (96,539)(a)  (15,145)    (128,542)    (31,925)(a)    (160,467)
                                               -------    -------      -------    ---------     -------       ---------
Net proved reserves
  -- end of year.............................  363,472    846,744(a)   120,027    1,330,243     351,506(a)    1,681,749
                                               =======    =======      =======    =========     =======       =========
Net proved developed reserves
  -- beginning of year.......................  139,413    758,942       58,642      956,997     307,102       1,264,009
  -- end of year.............................  126,963    718,721       57,019      902,703     297,841       1,200,544
YEAR ENDED DECEMBER 31, 1995
Net proved reserves
  -- beginning of year.......................  319,621    972,796       97,895    1,390,312     385,834       1,776,146
  -- revisions of previous estimates.........  37,079      19,270       24,976       81,325      10,228          91,553
  -- extensions, discoveries and other
     additions...............................                           14,952       14,952                      14,952
  -- production..............................  (12,568)   (93,692)(a)  (16,401)    (122,661)    (30,983)(a)    (153,644)
                                               -------    -------      -------    ---------     -------       ---------
Net proved reserves
  -- end of year.............................  344,132    898,374(a)   121,422    1,363,928     365,079(a)    1,729,007
                                               =======    =======      =======    =========     =======       =========
Net proved developed reserves
  -- beginning of year.......................  149,301    812,933       51,883    1,014,117     320,502       1,334,619
  -- end of year.............................  139,413    758,942       58,642      956,997     307,102       1,264,099

---------------

(a) Includes gas consumed in the operation of the LNG plant, which was approximately 9 Bcf and 3 Bcf, 12 Bcf and 4 Bcf and 11 Bcf and 4 Bcf attributable to the Company and its Unimar partnership, respectively, for 1997, 1996 and 1995; and gas sold to fertilizer plants and a refinery.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  Costs incurred and results of operations

     Costs incurred in oil and gas property acquisition, exploration and development activities whether expensed or capitalized were as follows:

                                                  CONSOLIDATED SUBSIDIARIES
                           ------------------------------------------------------------------------
                            UNITED                                                  OTHER                 NON-
                            STATES    UNITED                                        INTER-            CONSOLIDATED     TOTAL
                           (ALASKA)   KINGDOM   INDONESIA   VENEZUELA   PAKISTAN   NATIONAL   TOTAL    INTERESTS     WORLDWIDE
                           --------   -------   ---------   ---------   --------   --------   -----   ------------   ---------
                                                                  (DOLLARS IN MILLIONS)
Property acquisition
  (proved and unproved)
  1997...................    $ 5(a)                           $121(e)                $21      $147                     $147
  1996...................      2                                                       3         5                        5
  1995...................      1       $275                                            2       278                      278
Exploration
  1997...................    $ 2       $  8        $ 8                    $23        $69      $110        $ 2          $112
  1996...................     13(a)       6          7                     11         28        65                       65
  1995...................     10         10          8                     11         46        85                       85
Development
  1997...................    $10(b)    $102(c)     $30(d)     $  3        $10        $ 2      $157        $10          $167
  1996...................      3        118(c)      24                     12                  157          8           165
  1995...................                78(c)      31(d)                   6                  115         10           125

---------------

(a) Includes $1 million for capitalized interest in 1997 and 1996, respectively.

(b)  Includes $2 million for capitalized interest.

(c) Includes $32 million, $25 million and $22 million for capitalized interest in 1997, 1996 and 1995, respectively.

(d) Includes $1 million for capitalized interest in 1997 and 1995, respectively.

(e)  Includes $4 million for capitalized interest.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The aggregate amount of capitalized costs (including construction in progress) relating to oil and gas producing activities and the aggregate amount of the related accumulated depreciation, depletion and amortization ("DD&A") including accumulated valuation allowances at December 31, were as follows:

                                                CONSOLIDATED SUBSIDIARIES
                             ----------------------------------------------------------------
                              UNITED                                                  OTHER                  NON-       TOTAL
                              STATES    UNITED                                        INTER-             CONSOLIDATED   WORLD-
                             (ALASKA)   KINGDOM   INDONESIA   VENEZUELA   PAKISTAN   NATIONAL   TOTAL     INTERESTS      WIDE
                             --------   -------   ---------   ---------   --------   --------   ------   ------------   ------
                                                                   (DOLLARS IN MILLIONS)
Proved and unproved properties
  Gross capital
    1997...................    $41      $2,182      $771        $124        $105       $43      $3,266       $549       $3,815
    1996...................     37       2,129       742                      94        12       3,014        535        3,549
    1995...................     26       1,832       718                      79        15       2,670        525        3,195
  Accumulated DD&A
    (including valuation
    allowances)
    1997...................      5       1,080       472                      65         9       1,631        382        2,013
    1996...................     14         959       436                      54         2       1,465        360        1,825
    1995...................     13         733       396                      48        10       1,200        336        1,536
Proved properties
  Gross capital
    1997...................     39       2,174       762         124          96                 3,195        549        3,744
    1996...................     21       2,118       733                      88                 2,960        535        3,495
    1995...................              1,822       710                      75         4       2,611        525        3,136
  Accumulated DD&A
    1997...................      3       1,075       465                      63                 1,606        382        1,988
    1996...................                956       428                      52                 1,436        360        1,796
    1995...................                731       389                      46         4       1,170        336        1,506

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The results of operations for the Company's oil and gas producing activities for 1997, 1996 and 1995 were as follows:

                                                       CONSOLIDATED SUBSIDIARIES
                                      ------------------------------------------------------------
                                       UNITED                                      OTHER                 NON-
                                       STATES    UNITED                            INTER-            CONSOLIDATED     TOTAL
                                      (ALASKA)   KINGDOM   INDONESIA   PAKISTAN   NATIONAL   TOTAL    INTERESTS     WORLDWIDE
                                      --------   -------   ---------   --------   --------   -----   ------------   ---------
                                                                       (DOLLARS IN MILLIONS)
YEAR ENDED DECEMBER 31, 1997
  Net sales.........................              $367       $287        $66                 $720        $109         $829
                                                  ----       ----        ---                 ----        ----         ----
  Production costs..................                82         50         10                  142          13          155
  Exploration expenses..............    $ 2          8          7         21        $ 61       99           1          100
  DD&A..............................               148         38         11                  197          21          218
  Other Costs.......................                                                  20       20                       20
  Valuation allowances..............      1          2                                 7       10                       10
                                        ---       ----       ----        ---        ----     ----        ----         ----
        Total costs and expenses....      3        240         95         42          88      468          35          503
                                        ---       ----       ----        ---        ----     ----        ----         ----
                                         (3)       127        192         24         (88)     252          74          326
  Income tax expense(a).............                58        112          5                  175          50          225
                                        ---       ----       ----        ---        ----     ----        ----         ----
  Results of operations(b)..........    $(3)      $ 69       $ 80        $19        $(88)    $ 77        $ 24         $101
                                        ===       ====       ====        ===        ====     ====        ====         ====
YEAR ENDED DECEMBER 31, 1996
  Net sales.........................              $406       $341        $66                 $813        $126         $939
                                                  ----       ----        ---                 ----        ----         ----
  Production costs..................                82         60         12                  154          12          166
  Exploration expenses..............    $ 7          5          7          8        $ 25       52                       52
  DD&A..............................               154         39          6                  199          24          223
  Other Costs.......................                                                   7        7                        7
  Valuation allowances..............      2          2                                 1        5                        5
                                        ---       ----       ----        ---        ----     ----        ----         ----
        Total costs and expenses....      9        243        106         26          33      417          36          453
                                        ---       ----       ----        ---        ----     ----        ----         ----
                                         (9)       163        235         40         (33)     396          90          486
  Income tax expense(a).............                74        141         11                  226          64          290
                                        ---       ----       ----        ---        ----     ----        ----         ----
  Results of operations(b)..........    $(9)      $ 89       $ 94        $29        $(33)    $170        $ 26         $196
                                        ===       ====       ====        ===        ====     ====        ====         ====
YEAR ENDED DECEMBER 31, 1995
  Net sales.........................              $323       $276        $51        $  1     $651        $101         $752
                                                  ----       ----        ---        ----     ----        ----         ----
  Production costs..................                88         55         17                  160          12          172
  Exploration expenses..............    $ 6         10          8          7          46       77                       77
  DD&A..............................               138         35          7                  180          21          201
  Valuation allowances..............                 1                                 4        5                        5
                                        ---       ----       ----        ---        ----     ----        ----         ----
        Total costs and expenses....      6        237         98         31          50      422          33          455
                                        ---       ----       ----        ---        ----     ----        ----         ----
                                         (6)        86        178         20         (49)     229          68          297
  Income tax expense(a).............                34        105          5                  144          47          191
                                        ---       ----       ----        ---        ----     ----        ----         ----
  Results of operations(b)..........    $(6)      $ 52       $ 73        $15        $(49)    $ 85        $ 21         $106
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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

  Standardized measure of discounted future net cash flows -- (Unaudited)

     The standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves for 1997, 1996 and 1995 were as follows:

                                                            CONSOLIDATED SUBSIDIARIES
                                         ---------------------------------------------------------------
                                          UNITED                                                               NON-        TOTAL
                                          STATES    UNITED                                                 CONSOLIDATED   WORLD-
                                         (ALASKA)   KINGDOM   INDONESIA   VENEZUELA   PAKISTAN    TOTAL     INTERESTS      WIDE
                                         --------   -------   ---------   ---------   --------   -------   ------------   -------
                                                                              (DOLLARS IN MILLIONS)
DECEMBER 31, 1997
  Future cash inflows..................  $   420    $2,911     $ 2,754      $ 298       $305     $ 6,688      $1,213      $ 7,901
  Future production and development
    costs..............................     (230)   (1,120)     (1,030)      (141)       (86)     (2,607)       (469)      (3,076)
  Future income tax expense............      (52)     (520)       (815)       (19)       (65)     (1,471)       (358)      (1,829)
                                         -------    -------    -------      -----       ----     -------      ------      -------
  Future net cash flows(a).............      138     1,271         909        138        154       2,610         386        2,996
  10% discount for estimated timing of
    cash flows.........................       91       569         410         73         43       1,186         181        1,367
                                         -------    -------    -------      -----       ----     -------      ------      -------
  Standardized measure of discounted
    future net cash flows..............  $    47    $  702     $   499      $  65       $111     $ 1,424      $  205      $ 1,629
                                         =======    =======    =======      =====       ====     =======      ======      =======
DECEMBER 31, 1996
  Future cash inflows..................  $   658    $3,825     $ 3,260                  $370     $ 8,113      $1,436      $ 9,549
  Future production and development
    costs..............................     (240)   (1,258)     (1,066)                  (86)     (2,650)       (493)      (3,143)
  Future income tax expense............     (142)     (804)     (1,067)                  (94)     (2,107)       (470)      (2,577)
                                         -------    -------    -------                  ----     -------      ------      -------
  Future net cash flows(a).............      276     1,763       1,127                   190       3,356         473        3,829
  10% discount for estimated timing of
    cash flows.........................     (182)     (785)       (505)                  (54)     (1,526)       (223)      (1,749)
                                         -------    -------    -------                  ----     -------      ------      -------
  Standardized measure of discounted
    future net cash flows..............  $    94    $  978     $   622                  $136     $ 1,830      $  250      $ 2,080
                                         =======    =======    =======                  ====     =======      ======      =======
DECEMBER 31, 1995
  Future cash inflows..................             $3,437     $ 2,861                  $232     $ 6,530      $1,260      $ 7,790
  Future production and development
    costs..............................             (1,291)     (1,093)                  (93)     (2,477)       (507)      (2,984)
  Future income tax expense............               (656)       (867)                  (36)     (1,559)       (382)      (1,941)
                                                    -------    -------                  ----     -------      ------      -------
  Future net cash flows(a).............              1,490         901                   103       2,494         371        2,865
  10% discount for estimated timing of
    cash flows.........................               (661)       (403)                  (30)     (1,094)       (177)      (1,271)
                                                    -------    -------                  ----     -------      ------      -------
  Standardized measure of discounted
    future net cash flows..............             $  829     $   498                  $ 73     $ 1,400      $  194      $ 1,594
                                                    =======    =======                  ====     =======      ======      =======

---------------

(a) Future net cash flows were computed using year-end prices and costs and statutory tax rates adjusted for permanent differences, tax credits and allowances.

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     Changes in the standardized measure of discounted future net cash flows for the consolidated subsidiaries were as follows:

                                                            1997      1996      1995
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Beginning of year........................................  $1,830    $1,400    $1,065
Sales and transfers of oil and gas produced, net of
  production costs.......................................    (545)     (643)     (513)
Net changes in prices, development and production
  costs..................................................    (805)      673       324
Extensions, discoveries and improved recovery, less
  related costs..........................................       1       200        20
Purchase of minerals in place............................      73                 287
Development costs incurred during the period.............     109       129        92
Revisions of previous quantity estimates.................      61       133        83
Increase in present value due to passage of one year.....     306       233       185
Net change in income taxes...............................     394      (295)     (143)
                                                           ------    ------    ------
End of year..............................................  $1,424    $1,830    $1,400
                                                           ======    ======    ======

     The standardized measure data includes estimates of oil and gas reserve volumes and forecasts of future production rates over the reserve lives. Estimates of future production expenditures, including taxes and future development costs, are based on management's best estimate of such costs assuming a continuation of current economic and operating conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. The sales prices used in the calculation are the year-end prices of crude oil, including condensate and natural gas liquids, and natural gas which as of December 31, 1997, 1996 and 1995 were $15.35, $23.48 and $18.53 per barrel of U.K. crude oil (Flotta) and $3.00, $3.62, and $2.85 per Mcf (at the plant inlet) of Indonesian LNG, respectively. Because of the estimated nature of the data presented, changes in price and cost levels, as well as the timing of future development costs, may have a significant impact on such data and cause such data not to be representative of production or cash flows the Company may realize in the future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

     For the information called for by Items 10, 11 and 13, as well as additional information for Item 12, reference is made to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and portions of which are incorporated herein by reference.

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

     KKR Associates is a limited partnership of which Henry R. Kravis, George R. Roberts, Michael W. Michelson, James H. Greene, Jr. and Edward A. Gilhuly, directors of the Company, are five of the eleven general partners and Messrs. Kravis and Roberts are also the members of the Executive Committee of KKR Associates. KKR Associates is the sole general partner of each of the KKR Partnerships, and possesses 100% of the voting power and investment power to the shares owned by the KKR Partnerships. The KKR Partnerships are Petroleum Associates, L.P. ("Petroleum Associates"), which owns of record approximately 25% of the Company's outstanding shares and KKR Partners II, L.P., which owns of record less than 1% of the Company's shares. As a result, the KKR Partnerships and their general partners may be able to exercise substantial influence over the Company, through their representation with five of the twelve directors on the Company's Board of Directors and by reason of their significant voting power with respect to the election of directors and actions submitted to a vote of stockholders.

     The limited partnership agreement pursuant to which Petroleum Associates was organized expired on December 31, 1997 in accordance with the terms of the limited partnership agreement. The terminated Petroleum Associates partnership continues to be in existence for a winding-up period after such date. The limited partnership agreement provides that, in connection with the dissolution and winding up of Petroleum Associates, KKR Associates has the sole discretion regarding the timing (which may be one or more years after the expiration of the partnership agreement) and the manner of the disposition of the common stock of the Company owned by Petroleum Associates, including public or private sales of such common stock, the distribution of such common stock to the limited partners of Petroleum Associates or a combination of the foregoing. If shares of the Company's common stock are distributed to the limited partners of Petroleum Associates, each limited partner will thereafter have sole discretion with respect to its common stock. In addition, pursuant to the limited partnership agreement, Petroleum Associates will distribute to KKR Associates for its own account, concurrently with any sales of shares owned by Petroleum Associates, cash and/or shares of common stock that together have a fair market value equal to approximately 20% of the profits realized with respect to the shares sold and distributed. The KKR Partnerships and certain transferees of their shares are, under certain circumstances, exempt from the 15% threshold of an Acquiring Person under the Company's Rights Agreement. See Item 5 -- Market for Registrant's Common Equity and Related Stockholder Matters.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)1 FINANCIAL STATEMENTS.

     The following financial statements and the Report of Independent Accountants are filed as a part of this report on the pages indicated:

          Report of Independent Accountants -- page 38.

          Consolidated Balance Sheet -- December 31, 1997 and 1996 -- page 39.

          Consolidated Statement of Operations -- For the years ended December 31, 1997, 1996 and 1995 -- page 40.

          Consolidated Statement of Cash Flows -- For the years ended December 31, 1997, 1996 and 1995 -- page 41.

          Consolidated Statement of Stockholders' Equity -- For the years ended December 31, 1997, 1996 and 1995 -- page 42.

          Selected Quarterly Financial Data for the two years ended December 31, 1997 -- page 58.

          Selected Financial Data for the five years ended December 31, 1997 -- page 30.

(a)2 EXHIBITS.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of Union Texas
                            Petroleum Holdings, Inc., as amended on May 10, 1995
                            (Filed under the identical exhibit number to the
                            Company's Form 8-K dated May 18, 1995 (Commission File
                            No. 1-9019) and incorporated herein by reference)
          3.2#           -- Bylaws of Union Texas Petroleum Holdings, Inc. as amended
                            December 19, 1997
          3.3            -- Specimen of Certificate evidencing the Common Stock with
                            Rights attached (Filed as Exhibit 3.2 of the Company's
                            Form 10-Q for quarter ended September 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
          4.1            -- Indenture for 8.25% Senior Notes due November 15, 1999,
                            dated as of November 15, 1992, between Union Texas
                            Petroleum Holdings, Inc., the Subsidiaries named therein
                            and State Street Bank and Trust Company (including form
                            of note) (Filed as Exhibit 10.1 to the Company's Form
                            10-Q for quarter ended March 31, 1994 (Commission File
                            No. 1-9019) and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.2            -- Indenture dated as of March 15, 1995, among Union Texas
                            Petroleum Holdings, Inc., the Subsidiaries named therein
                            and The First National Bank of Chicago, as trustee (the
                            "1995 Indenture") (Filed as Exhibit 10.1 to the Company's
                            Form 10-Q for quarter ended March 31, 1995 (Commission
                            File No. 1-9019) and incorporated herein by reference)
          4.3            -- Specimen Form of 8 3/8% Senior Note due March 15, 2005,
                            issued by Union Texas Petroleum Holdings, Inc. pursuant
                            to the 1995 Indenture (Filed as Exhibit 10.2 to the
                            Company's Form 10-Q for quarter ended March 31, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
          4.4            -- Specimen Form of 8 1/2% Senior Note due April 15, 2007,
                            issued by Union Texas Petroleum Holdings, Inc. pursuant
                            to the 1995 Indenture (Filed as Exhibit 10.3 to the
                            Company's Form 10-Q for quarter ended March 31, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
          4.5            -- Supplement dated November 7, 1995 to Indenture dated as of November 15, 1992 for 8.25% Senior Notes due 1999,
                            between Union Texas Petroleum Holdings, Inc., the
                            Subsidiaries named therein and State Street Bank and
                            Trust Company (Filed as Exhibit 4.1 to the Company's Form
                            8-K dated November 17, 1995 (Commission File No. 1-9019)
                            and incorporated herein by reference)
          4.6            -- Supplement dated November 7, 1995 to the 1995 Indenture between Union Texas Petroleum Holdings, Inc., the
                            Subsidiaries named therein and The First National Bank of
                            Chicago (Filed as Exhibit 4.2 to the Company's Form 8-K
                            dated November 17, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
          4.7            -- Form of Fixed Rate Medium-Term Note issued by the Company pursuant to the 1995 Indenture (Filed as Exhibit 4.4 to
                            the Company's Registration Statement No. 33-64049 and
                            incorporated herein by reference). The Company agrees to
                            furnish to the Commission upon request a copy of each
                            instrument with respect to issues of such notes of the
                            Company, the authorized principal amount of which does
                            not exceed 10% of the consolidated assets of the Company
                            and its subsidiaries
          4.8            -- Rights Agreement dated as of September 12, 1997 between the Company and First Chicago Trust Company of New York,
                            as Rights Agent, which includes as Exhibit A the Form of
                            Right Certificate and as Exhibit B the Summary of Rights
                            to Purchase Common Stock (Filed as Exhibit 1 to the
                            Company's Form 8-A Registration Statement filed September
                            15, 1997 (Commission File No. 1-9019) and as Exhibit 4.1
                            to the Company's 10-Q for quarter ended September 30,
                            1997 (Commission File No. 1-9019) and incorporated herein
                            by reference)
         10.1            -- Tax Agreement, dated as of June 27, 1985, among Allied
                            Corporation and Union Texas Petroleum Holdings, Inc.
                            (Filed as Exhibit 10.6 to the Company's Registration
                            Statement No. 33-00312 and incorporated herein by
                            reference)
         10.2+           -- Form of Subscription Agreement between Union Texas
                            Petroleum Holdings, Inc. and certain employees (Filed as
                            Exhibit 10.8 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.3+           -- Form of Tagalong Agreement between Union Texas Petroleum
                            Holdings, Inc. and certain employees (Filed as Exhibit
                            10.9 to the Company's Registration Statement No. 33-00312
                            and incorporated herein by reference)
         10.4+           -- Amended and Restated Union Texas Petroleum Salaried
                            Employees' Pension Plan, effective as of January 1, 1994
                            (Filed under the identical exhibit number to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5+           -- Union Texas Petroleum Holdings, Inc. 1985 Stock Option
                            Plan, as amended (Filed as Exhibit 10.10 to Post
                            Effective Amendment No. 2 to the Company's Registration
                            Statement No. 33-12800 and incorporated herein by
                            reference)
         10.6+           -- Amended and Restated Union Texas Petroleum Savings Plan
                            for Salaried Employees, effective as of January 1, 1993
                            (Filed under the identical exhibit number to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.7+           -- Amended and Restated Supplemental Non-Qualified Savings
                            Plan for Executive Employees of Union Texas Petroleum
                            Holdings, Inc. and its Subsidiaries, effective as of
                            January 1, 1993 (Filed under the identical exhibit number
                            to the Company's 1993 Form 10-K (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.8+           -- Form of employment letter with executive officers (Filed as Exhibit 10.18 to the Company's Registration Statement
                            No. 33-00312 and incorporated herein by reference) and
                            Exhibit A (Filed as Exhibit 10.10 to the Company's 1992
                            Form 10-K (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.9            -- Joint Venture Agreement, dated as of August 8, 1968,
                            among Roy M. Huffington, Inc., Virginia International
                            Company, Austral Petroleum Gas Corporation, Golden Eagle
                            Indonesia Limited and Union Texas Far East Corporation,
                            as amended (the "Joint Venture Agreement") (Filed as
                            Exhibit 6.6 to the Registration Statement No. 2-58834 of
                            Alaska Interstate Company and incorporated herein by
                            reference)
         10.10           -- Supply Agreement, dated as of April 14, 1981, for Badak
                            LNG Expansion Project among Perusahaan Pertambangan
                            Minyak Dan Gas Bumi Negara ("Pertamina") and the parties
                            to the Joint Venture Agreement (Filed as Exhibit 10.14 to
                            the Company's 1992 Form 10-K (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.11           -- Indenture, dated as of September 25, 1984, between Unimar
                            Company, as Issuer, and Irving Trust Company, as Trustee,
                            providing for 14,077,747 Indonesian Participating Units
                            (Filed as Exhibit 4 to the Form S-14 Registration
                            Statement No. 2-93037 of Unimar Company and incorporated
                            herein by reference)
         10.12           -- Amended and Restated Agreement of General Partnership of
                            Unimar Company, dated as of September 11, 1990 (Filed as
                            Exhibit 3.1 to the Form 10-Q for quarter ended September
                            30, 1990 of Unimar Company (Commission File No. 1-8791)
                            and incorporated herein by reference)
         10.13           -- License No. P054 concerning all or part of the following blocks in the United Kingdom North Sea: 49/15 and 49/25
                            (Sean Field) (Filed as Exhibit 10.74 to the Company's
                            Registration Statement No. 33-00312 and incorporated
                            herein by reference)
         10.14           -- License No. P220 concerning all or part of the following blocks in the United Kingdom North Sea: 9/26, 14/19,
                            15/11, 15/15, 15/17 and 210/29 (Piper Field) (Filed as
                            Exhibit 10.75 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.15           -- License No. P249 concerning part of the following block in the United Kingdom North Sea: 14/19 (Claymore Field)
                            (Filed as Exhibit 10.76 to the Company's Registration
                            Statement No. 33-00312 and incorporated herein by
                            reference)
         10.16           -- License No. P250 concerning all or part of the following blocks in the United Kingdom North Sea: 9/26, 15/11,
                            15/15, 210/29, 15/17 and 14/19 (Scapa Field) (Filed as
                            Exhibit 10.77 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.17           -- Restated United Kingdom Continental Shelf Operating
                            Agreement (Piper License), dated as of August 11, 1977,
                            among Occidental Petroleum (U.K.) Limited, Occidental of
                            Britain, Inc., Getty Oil (Britain) Limited, Allied
                            Chemical (Great Britain) Limited, Allied Chemical (North
                            Sea) Ltd., Thomson North Sea Limited and the British
                            National Oil Corporation (Filed as Exhibit No. 10.78 to
                            the Company's Registration Statement No. 33-00312 and
                            incorporated herein by reference)
         10.18           -- Restated United Kingdom Continental Shelf Operating
                            Agreement (Claymore License), dated August 11, 1977,
                            among Occidental Petroleum (Caledonia) Limited,
                            Occidental of Scotland, Inc., Getty Oil (Britain)
                            Limited, Allied Chemical (Great Britain) Limited, Allied
                            Chemical (North Sea) Ltd., Thomson North Sea Limited and
                            the British National Oil Corporation (Filed as Exhibit
                            10.79 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.19           -- United Kingdom Continental Shelf Joint Operating
                            Agreement for Blocks 49/15a and 49/25a (Sean Field),
                            dated July 3, 1984, among Shell U.K. Limited, Union Texas
                            Petroleum Limited, Britoil Public Limited Company and
                            Esso Exploration and Production U.K. Limited (Filed as
                            Exhibit 10.81 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.20           -- Agreement for Sale and Purchase of Natural Gas from the
                            Sean North and Sean South Fields, dated November 7, 1984,
                            between Union Texas Petroleum Limited and British Gas
                            Corporation, including list of omitted schedules (Filed
                            as Exhibit 10.82 to the Company's Registration Statement
                            No. 33-00312 and incorporated herein by reference)
         10.21           -- Badak III LNG Sales Contract, dated March 19, 1987,
                            between Pertamina, as Seller, and Chinese Petroleum
                            Corporation, as Buyer (Filed as Exhibit 10.28 to the
                            Company's 1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.22           -- Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar Company and Irving Trust
                            Company (Exhibit 10.13 above) (Filed as Exhibit 10.114 to
                            the Company's Registration Statement No. 33-16267 and
                            incorporated herein by reference)
         10.23           -- Amended and Restated Registration Rights Agreement, dated
                            September 30, 1987, among Union Texas Petroleum Holdings,
                            Inc. and Certain Holders of Certain Securities of Union
                            Texas Petroleum Holdings, Inc. (Filed as Exhibit 10.117
                            to Post Effective Amendment No. 1 to the Company's
                            Registration Statement No. 33-12800 and incorporated
                            herein by reference)
         10.24+          -- Union Texas Petroleum Holdings, Inc. 1987 Stock Option
                            Plan and First Amendment to Union Texas Petroleum
                            Holdings, Inc. 1987 Stock Option Plan (Filed as Exhibit
                            4.4 to the Company's Registration Statement No. 33-21684
                            and incorporated herein by reference)
         10.25           -- Badak III LNG Sales Contract Supply Agreement, dated
                            October 19, 1987, among Pertamina and the parties to the
                            Joint Venture Agreement (Filed as Exhibit 10.132 to Post
                            Effective Amendment No. 1 to the Company's Registration
                            Statement No. 33-12800 and incorporated herein by
                            reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.26           -- $316,000,000 Bontang III Loan Agreement, dated February
                            9, 1988, among the Trustee under the Bontang III Trustee
                            and Paying Agent Agreement, Train-E Finance Co., Ltd., as
                            Tranche A Lender and The Industrial Bank of Japan Trust
                            Company as Agent for the Tranche B Lenders and as Tranche
                            B Lender (Filed as Exhibit 10.83 to Post Effective
                            Amendment No. 2 to the Company's Registration Statement
                            No. 33-12800 and incorporated herein by reference)
         10.27           -- Bontang III Producers Agreement, dated as of February 9,
                            1988, among Pertamina, Roy M. Huffington, Inc.,
                            Huffington Corporation, VICO, Virginia International
                            Company, Ultramar Indonesia Company Limited, Union Texas
                            East Kalimantan Limited, Universe Tankships, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd., in favor of Train-E Finance Co., Ltd., as Tranche A
                            Lender, The Industrial Bank of Japan Trust Company as
                            Agent for the Tranche B Lenders and as Tranche B Lender,
                            and the other Tranche B Lenders named therein (Filed as
                            Exhibit 10.84 to the Post Effective Amendment No. 2 to
                            the Company's Registration Statement No. 33-12800 and
                            incorporated herein by reference)
         10.28           -- Bontang III Trustee and Paying Agent Agreement, dated
                            February 9, 1988, among Pertamina, Roy M. Huffington,
                            Inc., Huffington Corporation, Virginia International
                            Company, VICO, Ultramar Indonesia Limited, Union Texas
                            East Kalimantan Limited, Universe Tankships, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd. and the Trustee thereunder (Filed as Exhibit 10.42
                            to the Company's 1991 Form 10-K (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.29+          -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1985 Stock Option Plan (Filed as Exhibit 10.95 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.30+          -- Second Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan (Filed as Exhibit 10.96 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.31+          -- Union Texas Petroleum Supplemental Retirement Plan (Filed
                            as Exhibit 10.99 to the Company's Form 10-Q for quarter
                            ended June 30, 1990 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.32+          -- Amended and Restated Union Texas Petroleum Supplemental
                            Retirement Plan II, effective January 1, 1994 (Filed as
                            Exhibit 10.41 to the Company's 1993 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.33+          -- Union Texas Petroleum Supplemental Retirement Plans
                            Trust, as amended (Filed as Exhibit 10.101 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.34           -- Amended and Restated Production Sharing Contract
                            effective August 8, 1968-August 7, 1998 among Pertamina,
                            Roy M. Huffington, Inc., VICO, Virginia International
                            Company, Ultramar Indonesia Limited, Union Texas East
                            Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                            Huffington Corporation (Filed as Exhibit 10.102 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.35           -- Production Sharing Contract effective August 8,
                            1998-August 7, 2018 among Pertamina, Roy M. Huffington,
                            Inc., VICO, Virginia International Company, Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Universe Gas & Oil Company, Inc. and Huffington
                            Corporation (Filed as Exhibit 10.103 to the Company's
                            Form 10-Q for quarter ended June 30, 1990 (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.36           -- Joint Operating Agreement for the Scapa Field, dated
                            December 23, 1985, among Occidental Petroleum (Caledonia)
                            Limited, Texaco Britain Limited, Union Texas Petroleum
                            Limited, Thomson North Sea Limited, Thomson Scottish
                            Petroleum Limited and the Oil and Pipelines Agency (Filed
                            as Exhibit 10.104 to the Company's Form 10-Q for quarter
                            ended June 30, 1990 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.37           -- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Pertamina,
                            as Seller, and Chubu Electric Power Co., Inc., The Kansai
                            Electric Power Co., Inc., Kyushu Electric Power Co.,
                            Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and
                            Toho Gas Co., Ltd., as Buyers (Filed as Exhibit (10)-8 to
                            the 1993 Form 10-K of Unimar Company (Commission File No.
                            1-8791) and incorporated herein by reference)
         10.38           -- Amended and Restated Bontang Processing Agreement, dated
                            February 9, 1988, among Pertamina and Roy M. Huffington,
                            Inc., Huffington Corporation, VICO, Virginia
                            International Company, Ultramar Indonesia Limited, Union
                            Texas East Kalimantan Limited, Universe Tankships, Inc.,
                            Total Indonesie, Unocal Indonesia, Ltd., Indonesia
                            Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction
                            Company (Filed as Exhibit (10)-39 to the 1988 Form 10-K
                            of Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)
         10.39           -- Amended and Restated Debt Service Allocation Agreement,
                            dated February 9, 1988, among Pertamina and Roy M.
                            Huffington, Inc., VICO, Ultramar Indonesia Limited,
                            Virginia International Company, Union Texas East
                            Kalimantan Limited, Universe Tankships, Inc., Huffington
                            Corporation, Total Indonesie, Unocal Indonesia, Ltd. and
                            Indonesia Petroleum, Ltd. (Filed as Exhibit (10)-40 to
                            the 1988 Form 10-K of Unimar Company (Commission File No.
                            1-8791) and incorporated herein by reference)
         10.40           -- Amendment No. 1 to Bontang III Producers Agreement, dated as of May 31, 1988, among Pertamina, Roy M. Huffington,
                            Inc., Huffington Corporation, VICO, Virginia
                            International Company, Ultramar Indonesia Limited, Union
                            Texas East Kalimantan Limited, Universe Tankships, Inc.,
                            Total Indonesie, Unocal Indonesia, Ltd., Indonesia
                            Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche
                            A Lender, and The Industrial Bank of Japan Trust Company
                            on behalf of the Tranche B Lender, (Filed as Exhibit
                            (10)-21 to the 1993 Form 10-K of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.41           -- Badak IV LNG Sales Contract, dated October 23, 1990,
                            between Pertamina, as Seller, and Osaka Gas Co., Ltd.,
                            Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyer
                            (Filed as Exhibit (10)-65 to the 1990 Form 10-K of Unimar
                            Company (Commission File No. 1-8791) and incorporated
                            herein by reference)
         10.42           -- Supply Agreement for Natural Gas to Badak IV LNG Sales
                            Contract, dated August 12, 1991, by and between
                            Pertamina, VICO, Opicoil Houston, Inc., Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.80 to the
                            Company's 1991 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.43           -- LNG Sales and Purchase Contract (Korea II), dated May 7,
                            1991, between Pertamina, as Seller, and Korea Gas
                            Corporation, as Buyer (Filed as Exhibit (10)-1 to the
                            1990 Form 10-Q for quarter ended June 30, 1991 of Unimar
                            Company (Commission File No. 1-8791) and incorporated
                            herein by reference)
         10.44           -- $750,000,000 Bontang IV Loan Agreement, dated as of
                            August 26, 1991, among the Trustee under the Bontang IV
                            Trustee and Paying Agent Agreement as Borrower, Chase
                            Manhattan Asia Limited and The Mitsubishi Bank, Limited
                            as Coordinators, the other banks and financial
                            institutions named therein as Arrangers, Co-Arrangers,
                            Lead Managers, Managers, Co-Managers and Lenders, The
                            Chase Manhattan Bank, N.A. and The Mitsubishi Bank,
                            Limited as Co-Agents and The Chase Manhattan Bank, N.A.
                            as Agent (Filed as Exhibit 10.1 to the Form 10-Q for
                            quarter ended September 30, 1991 of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.45           -- Bontang IV Producers Agreement, dated as of August 26,
                            1991, by Pertamina, Virginia International Company,
                            Opicoil Houston, Inc., VICO, Ultramar Indonesia Limited,
                            Union Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc., Total Indonesie, Unocal Indonesia, Ltd.
                            and Indonesia Petroleum, Ltd. in favor of The Chase
                            Manhattan Bank, N.A., as Agent for the Lenders and as
                            Lender, and the other Lenders named therein (Filed as
                            Exhibit 10.2 to the Form 10-Q for quarter ended September
                            30, 1991 of Unimar Company (Commission File No. 1-8791)
                            and incorporated herein by reference)
         10.46           -- Bontang IV Trustee and Paying Agent Agreement, dated as of August 26, 1991, among Pertamina, Virginia
                            International Company, Opicoil Houston, Inc., VICO,
                            Ultramar Indonesia Limited, Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd. and the Trustee thereunder (Filed as Exhibit 10.3 to
                            the Form 10-Q for quarter ended September 30, 1991 of
                            Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)
         10.47           -- Consulting Agreement, dated as of November 18, 1992,
                            among Petroleum Associates, L.P., KKR Partners II, L.P.
                            and Union Texas Petroleum Holdings, Inc. (Filed as
                            Exhibit 10.81 to the Company's 1992 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.48+          -- Second Amendment to Union Texas Petroleum Supplemental
                            Retirement Plans Trust (Filed as Exhibit 10.82 to the
                            Company's 1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.49           -- Amendment No. 1 to Bontang III Trustee and Paying Agent
                            Agreement, dated as of December 11, 1992, among
                            Pertamina, VICO, Virginia International Company, Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Opicoil Houston, Inc., Universe Gas & Oil Company, Inc.,
                            Total Indonesie, Unocal Indonesia Ltd., Indonesia
                            Petroleum, Ltd. and the Bontang III Trustee (Filed as
                            Exhibit 10.83 to the Company's 1992 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.50+          -- First Amendment to Union Texas Petroleum Supplemental
                            Retirement Plan (Filed as Exhibit 10.85 to the Company's
                            1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.51+          -- Union Texas Petroleum Holdings, Inc. 1992 Stock Option
                            Plan (Filed as Exhibit 4.3 to the Company's Registration
                            Statement No. 33-64928 and incorporated herein by
                            reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.52           -- Arun and Bontang LPG Sales and Purchase Contract, dated
                            July 15, 1986, between Pertamina, as Seller, and
                            Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon
                            Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo
                            Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui
                            Liquefied Gas Co., Ltd., as Buyers (Filed as Exhibit
                            (10)-60 to the 1991 Form 10-K of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.53           -- Petroleum Concession Agreement, dated January 21, 1992, between the President of the Islamic Republic of Pakistan
                            and Union Texas Pakistan, Inc., Occidental Petroleum
                            (Pakistan) Inc. and Oil & Gas Development Corporation
                            (Filed as Exhibit 10.87 to the Company's Form 10-Q for
                            quarter ended March 31, 1992 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.54           -- Amended and Restated Supply Agreement (In support of the
                            Amended and Restated 1973 LNG Sales Contract), dated
                            September 22, 1993, and effective December 3, 1973,
                            between Pertamina and VICO, LASMO Sanga Sanga Limited,
                            Opicoil Houston, Inc., Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.75 to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.55           -- Share Sale Agreement, dated October 18, 1994, among Union
                            Texas Petroleum Limited, Fina Petroleum Development
                            Limited and Fina Exploration Limited (the "Share Sale
                            Agreement") (Filed as Exhibit 2.1 to the Company's Form
                            8-K dated November 14, 1994 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.56           -- Guarantee, dated October 18, 1994, by Union Texas
                            International Corporation relating to the Share Sale
                            Agreement (Filed as Exhibit 2.3 to the Company's Form 8-K
                            dated November 14, 1994 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.57           -- Petroleum Concession Agreement, dated April 20, 1977,
                            between the President of Pakistan and Union Texas
                            Pakistan, Inc. (Filed as Exhibit 10.87 to the Company's
                            1994 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.58           -- Amendments to Arun and Bontang LPG Sales and Purchase
                            Contract, dated October 5, 1994, between Pertamina, as
                            Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd.,
                            Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K.,
                            Japan Energy Corporation, Idemitsu Kosan Co., Ltd. and
                            Mitsui Oil & Gas Co., Ltd., as Buyers (Filed as Exhibit
                            10.88 to the Company's 1994 Form 10-K (Commission File
                            No. 1-9019) and incorporated herein by reference)
         10.59           -- Amendment to the Amended and Restated 1973 LNG Sales
                            Contract, dated as of the 1st day of June 1992, by and
                            between Pertamina, as Seller, and Kyushu Electric Power
                            Co., Inc., Nippon Steel Corporation and Toho Gas Co.,
                            Ltd., as Buyers (Filed as Exhibit (10)-9 to the 1993 Form
                            10-K of Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)
         10.60           -- Facility Agreement, dated May 26, 1995, among Union Texas
                            Britannia Limited, Chemical Bank, as Arranger,
                            NationsBank, N.A. Carolinas, as Facility Agent, National
                            Westminster Bank plc, as Funding Agent, and the
                            Co-Arrangers, Technical Agents, Account Bank and Banks
                            named therein (Filed as Exhibit 10.9 to the Company's
                            Form 10-Q for quarter ended June 30, 1995 (Commission
                            File No. 1-9019) and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.61           -- Sponsor Direct Agreement, dated May 26, 1995, among Union
                            Texas Petroleum Limited, Union Texas Britannia Limited
                            and NationsBank N.A. Carolinas, as Facility Agent (Filed
                            as Exhibit 10.10 to the Company's Form 10-Q for quarter
                            ended June 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.62           -- Sponsor Support Agreement, dated May 26, 1995, between
                            Union Texas Petroleum Limited and Union Texas Britannia
                            Limited (Filed as Exhibit 10.11 to the Company's Form
                            10-Q for quarter ended June 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.63+          -- Union Texas Petroleum Holdings, Inc. 1994 Incentive Plan
                            (Filed as Exhibit 10.12 to the Company's Form 10-Q for
                            quarter ended June 30, 1995 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.64+          -- First Amendment to Union Texas Petroleum Holdings, Inc.
                            1992 Stock Option Plan (Filed as Exhibit 10.13 to the
                            Company's Form 10-Q for quarter ended June 30, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.65           -- Sale and Purchase Agreement dated May 31, 1995, between
                            Union Texas Petroleum Limited and Oryx U.K. Energy
                            Company (Filed as Exhibit 10.14 to the Company's Form
                            10-Q for quarter ended June 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.66           -- Bontang V Loan Agreement, dated as of July 1, 1995, among
                            BankAmerica International, as Trustee under the Bontang V
                            Trustee and Paying Agent Agreement, as Borrower, Bontang
                            Train-G Project Finance Co., Ltd. ("Tranche A Lender"),
                            the Banks named therein as Tranche B Lenders, The
                            Long-Term Credit Bank of Japan, Limited, New York Branch
                            ("Facility Agent"), The Fuji Bank, Limited
                            ("Intercreditor Agent"), Credit Lyonnais ("Technical
                            Agent"), and Credit Lyonnais, The Fuji Bank, Limited and
                            The Long-Term Credit Bank of Japan, Limited
                            (collectively, the "Arrangers") (Filed as Exhibit 10.1 to
                            the Company's Form 10-Q for quarter ended September 30,
                            1995 (Commission File No. 1-9019) and incorporated herein
                            by reference)
         10.67           -- Bontang V Producers Agreement, dated as of July 1, 1995, by Pertamina, VICO, OPICOIL Houston, Inc., Virginia
                            International Company, LASMO Sanga Sanga Limited, Union
                            Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc., Total Indonesie, Unocal Indonesia Company
                            and Indonesia Petroleum, Ltd. (collectively, the
                            "Producers"), in favor of the Tranche A Lender, the Banks
                            named therein as Tranche B Lenders and the Facility
                            Agent, Intercreditor Agent and Technical Agent (Filed as
                            Exhibit 10.2 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.68           -- Bontang V Trustee and Paying Agent Agreement, dated as of
                            July 1, 1995, among the Producers and BankAmerica
                            International, as Trustee and Paying Agent (Filed as
                            Exhibit 10.3 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.69           -- Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as
                            Trustee under the Bontang III Trustee and Paying Agent
                            Agreement, Train-E Finance Co., Ltd., as Tranche A
                            Lender, and The Industrial Bank of Japan Trust Company,
                            as Agent on behalf of the Majority Tranche B Lenders
                            (Filed as Exhibit 10.6 to the Company's Form 10-Q for
                            quarter ended September 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.70           -- Second Amended and Restated 1973 LNG Sales Contract,
                            dated as of August 3, 1995, between Pertamina, as Seller,
                            and Chubu Electric Power Co., Inc., The Kansai Electric
                            Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon
                            Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co.,
                            Ltd., as the Buyers, with related letter agreement, dated
                            August 3, 1995, between Seller and Buyers (Filed as
                            Exhibit 10.7 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.71           -- Package V Supply Agreement for Natural Gas in Support of
                            the 1973 LNG Sales Contract Extension, dated June 16,
                            1995, effective October 6, 1994, between Pertamina and
                            VICO, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc.,
                            Union Texas East Kalimantan Limited, Universe Gas and Oil
                            Company, Inc. and Virginia International Company (Filed
                            as Exhibit 10.8 to the Company's Form 10-Q for quarter
                            ended September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.72+          -- First Amendment to Union Texas Petroleum Savings Plan for
                            Salaried Employees (Filed as Exhibit 10.9 to the
                            Company's Form 10-Q for quarter ended September 30, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.73+          -- Second Amendment to Union Texas Petroleum Savings Plan
                            for Salaried Employees (Filed as Exhibit 10.103 to the
                            Company's 1995 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.74           -- Second Amended and Restated 1981 Badak LNG Sales
                            Contract, dated as of August 3, 1995, between Pertamina,
                            as Seller, and Chubu Electric Power Co., Inc., The Kansai
                            Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho
                            Gas Co., Ltd., as Buyers, with related letter agreement,
                            dated August 3, 1995, between Seller and Buyers (Filed as
                            Exhibit 10.104 to the Company's 1995 Form 10-K
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.75           -- LNG Sales and Purchase Contract (Badak V), dated August
                            12, 1995, between Pertamina and Korea Gas Corporation
                            (Filed as Exhibit 10.105 to the Company's 1995 Form 10-K
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.76           -- LNG Sale and Purchase Contract (Badak VI), dated October
                            25, 1995, between Pertamina and Chinese Petroleum
                            Corporation (Filed as Exhibit 10.106 to the Company's
                            1995 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.77           -- Badin-II Revised Petroleum Concession Agreement, dated
                            January 22, 1995 between the President of the Islamic
                            Republic of Pakistan and Union Texas Pakistan, Inc.,
                            Occidental Petroleum (Pakistan), Inc., Oil and Gas
                            Development Corporation and the Federal Government of the
                            Islamic Republic of Pakistan (Filed as Exhibit 10.107 to
                            the Company's 1995 Form 10-K (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.78+          -- Third Amendment to Union Texas Petroleum Savings Plan for
                            Salaried Employees (Filed as Exhibit 10.1 to the
                            Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.79           -- First Supply Agreement for Package V Excess Sales
                            (1998-1999 LNG Sales to Korea Gas Corporation under Badak
                            V), dated as of May 1, 1996, between Pertamina and
                            Virginia Indonesia Company, Lasmo Sanga Sanga Limited,
                            Opicoil Houston, Inc., Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.2 to the
                            Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.80           -- Package VI Supply Agreement for Natural Gas in Support of
                            2000-2017 LNG Sales to Korea Gas Corporation under Badak
                            V, dated as of May 1, 1996, between Pertamina and
                            Virginia Indonesia Company, Lasmo Sanga Sanga Limited,
                            Opicoil Houston, Inc., Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.4 to the
                            Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.81           -- Package VI Supply Agreement for Natural Gas in Support of
                            2000-2017 LNG Sales to Chinese Petroleum Corporation
                            under Badak VI, dated as of May 1, 1996, between
                            Pertamina and Virginia Indonesia Company, Lasmo Sanga
                            Sanga Limited, Opicoil Houston, Inc., Union Texas East
                            Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                            Virginia International Company (Filed as Exhibit 10.5 to
                            the Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.82           -- First Supply Agreement for Package VI Excess Sales
                            (2003-2008 LNG Sales under the Second Amended and
                            Restated 1981 Badak Sales Contract), dated as of May 1,
                            1996, between Pertamina and Virginia Indonesia Company,
                            Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union
                            Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc. and Virginia International Company (Filed
                            as Exhibit 10.6 to the Company's Form 10-Q for quarter
                            ended June 30, 1996 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.83+          -- First Amendment to Supplemental Non-Qualified Savings
                            Plan for Executive Employees (Filed as Exhibit 10.1 to
                            the Company's Form 10-Q for quarter ended September 30,
                            1996 (Commission File No. 1-9019) and incorporated herein
                            by reference)
         10.84+          -- Second Amendment to the Salaried Employees' Pension Plan
                            (Filed as Exhibit 10.2 to the Company's Form 10-Q for
                            quarter ended September 30, 1996 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.85           -- License No. P213 and Deed of License Assignment covering
                            United Kingdom North Sea Blocks 16/26 (Britannia and Alba
                            Fields) and 28/5a (Filed as Exhibit 10.105 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.86+          -- First Amendment to Union Texas Petroleum Holdings, Inc.
                            1994 Incentive Plan (Filed as Exhibit 10.107 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.87+          -- Second Amendment to Union Texas Petroleum Holdings, Inc.
                            1992 Stock Option Plan (Filed as Exhibit 10.108 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.88+          -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan (Filed as Exhibit 10.109 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.89+          -- Fourth Amendment to Union Texas Petroleum Holdings, Inc.
                            1985 Stock Option Plan (filed as Exhibit 10.110 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.90+          -- First Amendment to Union Texas Petroleum Supplemental
                            Retirement Plan II (filed as Exhibit 10.111 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.91           -- Second Amended and Restated Credit Agreement dated as of
                            March 29, 1996 among Union Texas Petroleum Holdings,
                            Inc., the Banks and Co-Agents listed therein and
                            NationsBank of Texas, N.A., as Agent (Filed as Exhibit
                            10.1 to the Company's Form 10-Q for quarter ended March
                            31, 1996 (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.92           -- First Amendment Agreement dated as of March 11, 1997 to the Second Amended and Restated Credit Agreement dated as
                            of March 29, 1996, among Union Texas Petroleum Holdings,
                            Inc., the Banks and Co-Agents listed therein and
                            NationsBank of Texas, N.A., as Agent (Filed as Exhibit
                            10.1 to the Company's Form 10-Q for quarter ended March
                            31, 1997 (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.93           -- Credit Agreement dated as of March 11, 1997 among Union
                            Texas Petroleum Holdings, Inc., the Banks and Co-Agents
                            listed therein and NationsBank of Texas, N.A., as Agent
                            (Filed as Exhibit 10.2 to the Company's Form 10-Q for
                            quarter ended March 31, 1997 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.94           -- $1,127,000,000 Bontang VI Loan Agreement, dated as of
                            March 4, 1997, among Bank of America National Trust and
                            Savings Association, as Trustee under the Bontang VI
                            Trustee and Paying Agent Agreement, as Borrower, Bank of
                            Taiwan New York Agency as Lead Arranger, Bontang LNG
                            Train-H Investment Co., Ltd. as Co-Lead Arranger, The
                            Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger,
                            and the Co-Agents, Co-Arrangers and Lenders named therein
                            (Filed as Exhibit 10.3 to the Company's Form 10-Q for
                            quarter ended March 31, 1997 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.95           -- Bontang VI Producers Agreement, dated as of March 4,
                            1997, by Pertamina, Total Indonesie, VICO, Union Texas
                            East Kalimantan Limited, Lasmo Sanga Sanga Limited,
                            Virginia International Company, Opicoil Houston, Inc.,
                            Universe Gas & Oil Company, Inc., Indonesia Petroleum,
                            Ltd., Unocal Indonesia Company (collectively, the
                            "Producers"), in favor of Bank of Taiwan New York Agency,
                            as Lead Arranger, Bontang LNG Train-H Investment Co.,
                            Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as
                            Agent, Co-Agent and Co-Arranger, and the Co-Agents,
                            Co-Arrangers and Lenders named therein (Filed as Exhibit
                            10.4 to the Company's Form 10-Q for quarter ended March
                            31, 1997 (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.96           -- Bontang VI Trustee and Paying Agent Agreement, dated as of March 4, 1997, among the Producers and Bank of America
                            National Trust and Savings Association, as Trustee and
                            Paying Agent (Filed as Exhibit 10.5 to the Company's Form
                            10-Q for quarter ended March 31, 1997 (Commission File
                            No. 1-9019) and incorporated herein by reference)
         10.97           -- Letter Agreement Amendment to Facility Agreement dated
                            May 26, 1995 between Union Texas Britannia Limited as
                            Borrower and The Chase Manhattan Bank as Arranger,
                            NationsBank, N.A. as Facility Agent and the Technical
                            Agents, Funding Agent, Account Bank and the other
                            financial institutions named therein (Filed as Exhibit
                            10.6 to the Company's Form 10-Q for quarter ended March
                            31, 1997 (Commission File No. 1-9019) and incorporated
                            herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.98           -- Amendment No. 2 to Bontang III Loan Agreement, dated as of March 4, 1997 among BankAmerica International, as
                            Trustee under the Bontang III Trustee and Paying Agent
                            Agreement, Train-E Finance Co., Ltd. as Tranche A Lender
                            and The Industrial Bank of Japan Trust Company, as agent
                            on behalf of the Majority Tranche B Lenders (Filed as
                            Exhibit 10.7 to the Company's Form 10-Q for quarter ended
                            March 31, 1997 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.99           -- Second Amendment to the Union Texas Petroleum Holdings,
                            Inc. 1994 Incentive Plan (Filed as Exhibit 10.2 to the
                            Company's Form 10-Q for quarter ended June 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.100          -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1992 Stock Option Plan (Filed as Exhibit 10.3 to the
                            Company's Form 10-Q for quarter ended June 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.101          -- Fourth Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan (Filed as Exhibit 10.4 to the
                            Company's Form 10-Q for quarter ended June 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.102          -- Fifth Amendment to Union Texas Petroleum Holdings, Inc.
                            1986 Stock Option Plan (Filed as Exhibit 10.5 to the
                            Company's Form 10-Q for quarter ended June 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.103          -- Third Amendment to Union Texas Petroleum Salaried
                            Employees' Pension Plan (Filed as Exhibit 10.1 to the
                            Company's Form 10-Q for quarter ended September 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.104          -- Stock Purchase Agreement dated as of January 27, 1998
                            between Occidental Oil and Gas Corporation, Union Texas
                            Venezuela Limited and Union Texas International
                            Corporation (Filed as Exhibit 2.1 to the Company's Form
                            8-K filed February 13, 1998 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.105+#        -- Conformed Union Texas Petroleum Holdings, Inc. Executive
                            Severance Plan
         10.106#         -- Boqueron Operating Agreement dated July 29, 1997 between
                            Lagoven, S.A. and Union Texas Venezuela Limited and
                            Preussag Energie GmbH (portions have been omitted
                            pursuant to a request for confidential treatment under
                            the Securities Exchange Act of 1934)
         10.107#         -- DZO Operating Services Agreement dated November 19, 1993 between Compania Occidental de Hidrocarburos, Inc. and
                            Maraven, S.A., as amended by Addendum No. 1 dated
                            December 7, 1994 (portions have been omitted pursuant to
                            a request for confidential treatment under the Securities
                            Exchange Act of 1934)
         10.108#         -- Loan Agreement dated February 4, 1998 between Compania
                            Occidental de Hidrocarburos, Inc., as Borrower and
                            NationsBank of Texas, N.A. with Promissory Note attached
                            as Exhibit A and Guaranty Agreement dated as of February
                            4, 1998 between Union Texas Petroleum Holdings, Inc., as
                            Guarantor, and NationsBank of Texas, N.A., as Lender,
                            attached as Exhibit B
         10.109+#        -- Fourth Amendment to Union Texas Petroleum Salaried
                            Employees' Pension Plan
         10.110+#        -- Fourth Amendment to Union Texas Petroleum Savings Plan
                            for Salaried Employees
         10.111+#        -- Amended and Restated Union Texas Petroleum Deferred
                            Compensation Plan

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.112#         -- Addendum to Badak IV LNG Sales Contract Supply Agreement,
                            dated January 31, 1994, but effective as of October 23,
                            1990, by and between Pertamina, on the one hand, and
                            VICO, LASMO Sanga Sanga Limited, Opicoil Houston, Inc.,
                            Union Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc. and Virginia International Company
         10.113#         -- Memorandum of Agreement, dated September 30, 1994 by and between Pertamina and Korea Gas Corporation
         10.114#         -- Package V Supply Agreement (1995-1999 LNG Sales to Korea
                            Gas Corporation), dated June 16, 1995, but effective as
                            of September 30, 1994, between Pertamina and VICO, LASMO
                            Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas
                            East Kalimantan Limited, Universe Gas & Oil Company, Inc.
                            and Virginia International Company
         10.115#         -- Memorandum of Agreement, effective as of December 6,
                            1994, between Pertamina and Chinese Petroleum Corporation
                            for sale and purchase of LNG during 1998 and 1999
         10.116#         -- Package V Supply Agreement (1998-1999 LNG Sales to
                            Chinese Petroleum Corporation), dated June 16, 1995, but
                            effective as of December 6, 1994, by and between
                            Pertamina and VICO, Lasmo Sanga Sanga Limited, Opicoil
                            Houston, Inc., Union Texas East Kalimantan Limited,
                            Universe Gas & Oil Company, Inc. and Virginia
                            International Company
         10.117#         -- Trust under the Union Texas Petroleum Deferred
                            Compensation Plan
         10.118#         -- Supplemental Memorandum, dated as of August 24, 1983, by and between Pertamina and Roy M. Huffington, Inc.,
                            Virginia International Company, Ultramar Indonesia
                            Limited, Indonesian Superior Oil Company, Union Texas Far
                            East Corporation and Universe Tankships, Inc.
         10.119#         -- Seventh Supply Agreement for Excess Sales (Additional
                            Fixed Quantities Under Badak LNG Sales Contract as a
                            Result of Contract Amendment and Restatement) between
                            Pertamina and Virginia Indonesia Company, Opicoil
                            Houston, Inc., Ultramar Indonesia Limited, Union Texas
                            East Kalimantan Limited, Universe Gas & Oil Company, Inc.
                            and Virginia International Company, effective as of
                            January 1, 1990
         21.1#           -- List of Subsidiaries
         23.1            -- Consent of Price Waterhouse LLP is included on page S-1 of this Annual Report on Form 10-K
         24.1            -- Power of Attorney, pursuant to which amendments to this
                            Annual Report on Form 10-K may be filed, is included on
                            page 82 of this Annual Report on Form 10-K
         27.1#           -- Financial data schedule

---------------

+ Executive Severance Plan or Arrangement pursuant to Item 601(b)(10)(iii)(A) of
  Regulation S-K.

# Filed herewith.

(B) REPORTS ON FORM 8-K

     The Company filed Current Reports on Form 8-K dated: (i) October 22, 1997 to attach a press release announcing the Company's third quarter earnings and
(ii) February 13, 1998 to report the Venezuelan acquisition of a 100% interest in the operating services contract for the DZO unit, the drilling results of an exploration well in China and to attach press releases reporting that five employees were killed in Pakistan, the appointment of Ambassador Robert Barry to the Company's Board of Directors, the Company's 1997 year-end and fourth quarter results and the Company's 1998 capital spending budget.

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

                                        UNION TEXAS PETROLEUM HOLDINGS, INC.

                                        By:      /s/ DONALD M. MCMULLAN
                                           -------------------------------------
                                                    Donald M. McMullan
                                               Vice President and Controller

Date: February 26, 1998

                               POWER OF ATTORNEY

     We, the undersigned, directors and officers of Union Texas Petroleum Holdings, Inc. (the "Company"), do hereby severally constitute and appoint John
L. Whitmire, Larry D. Kalmbach and Donald M. McMullan and each or any one of them, our true and lawful attorneys and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys and agents, and each or any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys and agents, and each of them, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

                /s/ JOHN L. WHITMIRE                   Chairman of the Board and Chief     February 26, 1998
-----------------------------------------------------    Executive Officer (Principal
                 (John L. Whitmire)                      Executive Officer)

                /s/ LARRY D. KALMBACH                  Vice President and Chief Financial  February 26, 1998
-----------------------------------------------------    Officer (Principal Financial
                 (Larry D. Kalmbach)                     Officer)

               /s/ DONALD M. MCMULLAN                  Vice President and Controller       February 26, 1998
-----------------------------------------------------    (Principal Accounting Officer)
                (Donald M. McMullan)

                 /s/ ROBERT L. BARRY                   Director                            February 26, 1998
-----------------------------------------------------
                  (Robert L. Barry)

                  /s/ GLENN A. COX                     Director                            February 26, 1998
-----------------------------------------------------
                   (Glenn A. Cox)

                /s/ EDWARD A. GILHULY                  Director                            February 26, 1998
-----------------------------------------------------
                 (Edward A. Gilhuly)

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

              /s/ JAMES H. GREENE, JR.                 Director                            February 26, 1998
-----------------------------------------------------
               (James H. Greene, Jr.)

                 /s/ HENRY R. KRAVIS                   Director                            February 26, 1998
-----------------------------------------------------
                  (Henry R. Kravis)

              /s/ MICHAEL W. MICHELSON                 Director                            February 26, 1998
-----------------------------------------------------
               (Michael W. Michelson)

                 /s/ WYLIE B. PIEPER                   Director                            February 26, 1998
-----------------------------------------------------
                  (Wylie B. Pieper)

                /s/ STANLEY P. PORTER                  Director                            February 26, 1998
-----------------------------------------------------
                 (Stanley P. Porter)

                /s/ GEORGE R. ROBERTS                  Director                            February 26, 1998
-----------------------------------------------------
                 (George R. Roberts)

                /s/ RICHARD R. SHINN                   Director                            February 26, 1998
-----------------------------------------------------
                 (Richard R. Shinn)

                 /s/ SELLERS STOUGH                    Director                            February 26, 1998
-----------------------------------------------------
                  (Sellers Stough)

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of Union Texas Petroleum Holdings, Inc.'s Registration Statements on Form S-8 (Nos. 33-26105, 33-44045, 33-13575, 33-21684, 33-59213,
33-64928, 333-30805, 333-30807 and 333-30811) and Form S-3 (No. 333-31039) of
our report dated February 16, 1998 appearing on page 38 of this Form 10-K.

PRICE WATERHOUSE LLP

Houston, Texas
February 26, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of Union Texas
                            Petroleum Holdings, Inc., as amended on May 10, 1995
                            (Filed under the identical exhibit number to the
                            Company's Form 8-K dated May 18, 1995 (Commission File
                            No. 1-9019) and incorporated herein by reference)
          3.2#           -- Bylaws of Union Texas Petroleum Holdings, Inc. as amended
                            December 19, 1997
          3.3            -- Specimen of Certificate evidencing the Common Stock with
                            Rights attached (Filed as Exhibit 3.2 of the Company's
                            Form 10-Q for quarter ended September 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
          4.1            -- Indenture for 8.25% Senior Notes due November 15, 1999,
                            dated as of November 15, 1992, between Union Texas
                            Petroleum Holdings, Inc., the Subsidiaries named therein
                            and State Street Bank and Trust Company (including form
                            of note) (Filed as Exhibit 10.1 to the Company's Form
                            10-Q for quarter ended March 31, 1994 (Commission File
                            No. 1-9019) and incorporated herein by reference)
          4.2            -- Indenture dated as of March 15, 1995, among Union Texas
                            Petroleum Holdings, Inc., the Subsidiaries named therein
                            and The First National Bank of Chicago, as trustee (the
                            "1995 Indenture") (Filed as Exhibit 10.1 to the Company's
                            Form 10-Q for quarter ended March 31, 1995 (Commission
                            File No. 1-9019) and incorporated herein by reference)
          4.3            -- Specimen Form of 8 3/8% Senior Note due March 15, 2005,
                            issued by Union Texas Petroleum Holdings, Inc. pursuant
                            to the 1995 Indenture (Filed as Exhibit 10.2 to the
                            Company's Form 10-Q for quarter ended March 31, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
          4.4            -- Specimen Form of 8 1/2% Senior Note due April 15, 2007,
                            issued by Union Texas Petroleum Holdings, Inc. pursuant
                            to the 1995 Indenture (Filed as Exhibit 10.3 to the
                            Company's Form 10-Q for quarter ended March 31, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
          4.5            -- Supplement dated November 7, 1995 to Indenture dated as of November 15, 1992 for 8.25% Senior Notes due 1999,
                            between Union Texas Petroleum Holdings, Inc., the
                            Subsidiaries named therein and State Street Bank and
                            Trust Company (Filed as Exhibit 4.1 to the Company's Form
                            8-K dated November 17, 1995 (Commission File No. 1-9019)
                            and incorporated herein by reference)
          4.6            -- Supplement dated November 7, 1995 to the 1995 Indenture between Union Texas Petroleum Holdings, Inc., the
                            Subsidiaries named therein and The First National Bank of
                            Chicago (Filed as Exhibit 4.2 to the Company's Form 8-K
                            dated November 17, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
          4.7            -- Form of Fixed Rate Medium-Term Note issued by the Company pursuant to the 1995 Indenture (Filed as Exhibit 4.4 to
                            the Company's Registration Statement No. 33-64049 and
                            incorporated herein by reference). The Company agrees to
                            furnish to the Commission upon request a copy of each
                            instrument with respect to issues of such notes of the
                            Company, the authorized principal amount of which does
                            not exceed 10% of the consolidated assets of the Company
                            and its subsidiaries

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4.8            -- Rights Agreement dated as of September 12, 1997 between the Company and First Chicago Trust Company of New York,
                            as Rights Agent, which includes as Exhibit A the Form of
                            Right Certificate and as Exhibit B the Summary of Rights
                            to Purchase Common Stock (Filed as Exhibit 1 to the
                            Company's Form 8-A Registration Statement filed September
                            15, 1997 (Commission File No. 1-9019) and as Exhibit 4.1
                            to the Company's 10-Q for quarter ended September 30,
                            1997 (Commission File No. 1-9019) and incorporated herein
                            by reference)
         10.1            -- Tax Agreement, dated as of June 27, 1985, among Allied
                            Corporation and Union Texas Petroleum Holdings, Inc.
                            (Filed as Exhibit 10.6 to the Company's Registration
                            Statement No. 33-00312 and incorporated herein by
                            reference)
         10.2+           -- Form of Subscription Agreement between Union Texas
                            Petroleum Holdings, Inc. and certain employees (Filed as
                            Exhibit 10.8 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.3+           -- Form of Tagalong Agreement between Union Texas Petroleum
                            Holdings, Inc. and certain employees (Filed as Exhibit
                            10.9 to the Company's Registration Statement No. 33-00312
                            and incorporated herein by reference)
         10.4+           -- Amended and Restated Union Texas Petroleum Salaried
                            Employees' Pension Plan, effective as of January 1, 1994
                            (Filed under the identical exhibit number to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.5+           -- Union Texas Petroleum Holdings, Inc. 1985 Stock Option
                            Plan, as amended (Filed as Exhibit 10.10 to Post
                            Effective Amendment No. 2 to the Company's Registration
                            Statement No. 33-12800 and incorporated herein by
                            reference)
         10.6+           -- Amended and Restated Union Texas Petroleum Savings Plan
                            for Salaried Employees, effective as of January 1, 1993
                            (Filed under the identical exhibit number to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.7+           -- Amended and Restated Supplemental Non-Qualified Savings
                            Plan for Executive Employees of Union Texas Petroleum
                            Holdings, Inc. and its Subsidiaries, effective as of
                            January 1, 1993 (Filed under the identical exhibit number
                            to the Company's 1993 Form 10-K (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.8+           -- Form of employment letter with executive officers (Filed as Exhibit 10.18 to the Company's Registration Statement
                            No. 33-00312 and incorporated herein by reference) and
                            Exhibit A (Filed as Exhibit 10.10 to the Company's 1992
                            Form 10-K (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.9            -- Joint Venture Agreement, dated as of August 8, 1968,
                            among Roy M. Huffington, Inc., Virginia International
                            Company, Austral Petroleum Gas Corporation, Golden Eagle
                            Indonesia Limited and Union Texas Far East Corporation,
                            as amended (the "Joint Venture Agreement") (Filed as
                            Exhibit 6.6 to the Registration Statement No. 2-58834 of
                            Alaska Interstate Company and incorporated herein by
                            reference)
         10.10           -- Supply Agreement, dated as of April 14, 1981, for Badak
                            LNG Expansion Project among Perusahaan Pertambangan
                            Minyak Dan Gas Bumi Negara ("Pertamina") and the parties
                            to the Joint Venture Agreement (Filed as Exhibit 10.14 to
                            the Company's 1992 Form 10-K (Commission File No. 1-9019)
                            and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Indenture, dated as of September 25, 1984, between Unimar
                            Company, as Issuer, and Irving Trust Company, as Trustee,
                            providing for 14,077,747 Indonesian Participating Units
                            (Filed as Exhibit 4 to the Form S-14 Registration
                            Statement No. 2-93037 of Unimar Company and incorporated
                            herein by reference)
         10.12           -- Amended and Restated Agreement of General Partnership of
                            Unimar Company, dated as of September 11, 1990 (Filed as
                            Exhibit 3.1 to the Form 10-Q for quarter ended September
                            30, 1990 of Unimar Company (Commission File No. 1-8791)
                            and incorporated herein by reference)
         10.13           -- License No. P054 concerning all or part of the following blocks in the United Kingdom North Sea: 49/15 and 49/25
                            (Sean Field) (Filed as Exhibit 10.74 to the Company's
                            Registration Statement No. 33-00312 and incorporated
                            herein by reference)
         10.14           -- License No. P220 concerning all or part of the following blocks in the United Kingdom North Sea: 9/26, 14/19,
                            15/11, 15/15, 15/17 and 210/29 (Piper Field) (Filed as
                            Exhibit 10.75 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.15           -- License No. P249 concerning part of the following block in the United Kingdom North Sea: 14/19 (Claymore Field)
                            (Filed as Exhibit 10.76 to the Company's Registration
                            Statement No. 33-00312 and incorporated herein by
                            reference)
         10.16           -- License No. P250 concerning all or part of the following blocks in the United Kingdom North Sea: 9/26, 15/11,
                            15/15, 210/29, 15/17 and 14/19 (Scapa Field) (Filed as
                            Exhibit 10.77 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.17           -- Restated United Kingdom Continental Shelf Operating
                            Agreement (Piper License), dated as of August 11, 1977,
                            among Occidental Petroleum (U.K.) Limited, Occidental of
                            Britain, Inc., Getty Oil (Britain) Limited, Allied
                            Chemical (Great Britain) Limited, Allied Chemical (North
                            Sea) Ltd., Thomson North Sea Limited and the British
                            National Oil Corporation (Filed as Exhibit No. 10.78 to
                            the Company's Registration Statement No. 33-00312 and
                            incorporated herein by reference)
         10.18           -- Restated United Kingdom Continental Shelf Operating
                            Agreement (Claymore License), dated August 11, 1977,
                            among Occidental Petroleum (Caledonia) Limited,
                            Occidental of Scotland, Inc., Getty Oil (Britain)
                            Limited, Allied Chemical (Great Britain) Limited, Allied
                            Chemical (North Sea) Ltd., Thomson North Sea Limited and
                            the British National Oil Corporation (Filed as Exhibit
                            10.79 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.19           -- United Kingdom Continental Shelf Joint Operating
                            Agreement for Blocks 49/15a and 49/25a (Sean Field),
                            dated July 3, 1984, among Shell U.K. Limited, Union Texas
                            Petroleum Limited, Britoil Public Limited Company and
                            Esso Exploration and Production U.K. Limited (Filed as
                            Exhibit 10.81 to the Company's Registration Statement No.
                            33-00312 and incorporated herein by reference)
         10.20           -- Agreement for Sale and Purchase of Natural Gas from the
                            Sean North and Sean South Fields, dated November 7, 1984,
                            between Union Texas Petroleum Limited and British Gas
                            Corporation, including list of omitted schedules (Filed
                            as Exhibit 10.82 to the Company's Registration Statement
                            No. 33-00312 and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21           -- Badak III LNG Sales Contract, dated March 19, 1987,
                            between Pertamina, as Seller, and Chinese Petroleum
                            Corporation, as Buyer (Filed as Exhibit 10.28 to the
                            Company's 1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.22           -- Supplemental Indenture, dated as of October 31, 1986, to the Indenture between Unimar Company and Irving Trust
                            Company (Exhibit 10.13 above) (Filed as Exhibit 10.114 to
                            the Company's Registration Statement No. 33-16267 and
                            incorporated herein by reference)
         10.23           -- Amended and Restated Registration Rights Agreement, dated
                            September 30, 1987, among Union Texas Petroleum Holdings,
                            Inc. and Certain Holders of Certain Securities of Union
                            Texas Petroleum Holdings, Inc. (Filed as Exhibit 10.117
                            to Post Effective Amendment No. 1 to the Company's
                            Registration Statement No. 33-12800 and incorporated
                            herein by reference)
         10.24+          -- Union Texas Petroleum Holdings, Inc. 1987 Stock Option
                            Plan and First Amendment to Union Texas Petroleum
                            Holdings, Inc. 1987 Stock Option Plan (Filed as Exhibit
                            4.4 to the Company's Registration Statement No. 33-21684
                            and incorporated herein by reference)
         10.25           -- Badak III LNG Sales Contract Supply Agreement, dated
                            October 19, 1987, among Pertamina and the parties to the
                            Joint Venture Agreement (Filed as Exhibit 10.132 to Post
                            Effective Amendment No. 1 to the Company's Registration
                            Statement No. 33-12800 and incorporated herein by
                            reference)
         10.26           -- $316,000,000 Bontang III Loan Agreement, dated February
                            9, 1988, among the Trustee under the Bontang III Trustee
                            and Paying Agent Agreement, Train-E Finance Co., Ltd., as
                            Tranche A Lender and The Industrial Bank of Japan Trust
                            Company as Agent for the Tranche B Lenders and as Tranche
                            B Lender (Filed as Exhibit 10.83 to Post Effective
                            Amendment No. 2 to the Company's Registration Statement
                            No. 33-12800 and incorporated herein by reference)
         10.27           -- Bontang III Producers Agreement, dated as of February 9,
                            1988, among Pertamina, Roy M. Huffington, Inc.,
                            Huffington Corporation, VICO, Virginia International
                            Company, Ultramar Indonesia Company Limited, Union Texas
                            East Kalimantan Limited, Universe Tankships, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd., in favor of Train-E Finance Co., Ltd., as Tranche A
                            Lender, The Industrial Bank of Japan Trust Company as
                            Agent for the Tranche B Lenders and as Tranche B Lender,
                            and the other Tranche B Lenders named therein (Filed as
                            Exhibit 10.84 to the Post Effective Amendment No. 2 to
                            the Company's Registration Statement No. 33-12800 and
                            incorporated herein by reference)
         10.28           -- Bontang III Trustee and Paying Agent Agreement, dated
                            February 9, 1988, among Pertamina, Roy M. Huffington,
                            Inc., Huffington Corporation, Virginia International
                            Company, VICO, Ultramar Indonesia Limited, Union Texas
                            East Kalimantan Limited, Universe Tankships, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd. and the Trustee thereunder (Filed as Exhibit 10.42
                            to the Company's 1991 Form 10-K (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.29+          -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1985 Stock Option Plan (Filed as Exhibit 10.95 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.30+          -- Second Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan (Filed as Exhibit 10.96 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.31+          -- Union Texas Petroleum Supplemental Retirement Plan (Filed
                            as Exhibit 10.99 to the Company's Form 10-Q for quarter
                            ended June 30, 1990 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.32+          -- Amended and Restated Union Texas Petroleum Supplemental
                            Retirement Plan II, effective January 1, 1994 (Filed as
                            Exhibit 10.41 to the Company's 1993 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.33+          -- Union Texas Petroleum Supplemental Retirement Plans
                            Trust, as amended (Filed as Exhibit 10.101 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.34           -- Amended and Restated Production Sharing Contract
                            effective August 8, 1968-August 7, 1998 among Pertamina,
                            Roy M. Huffington, Inc., VICO, Virginia International
                            Company, Ultramar Indonesia Limited, Union Texas East
                            Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                            Huffington Corporation (Filed as Exhibit 10.102 to the
                            Company's Form 10-Q for quarter ended June 30, 1990
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.35           -- Production Sharing Contract effective August 8,
                            1998-August 7, 2018 among Pertamina, Roy M. Huffington,
                            Inc., VICO, Virginia International Company, Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Universe Gas & Oil Company, Inc. and Huffington
                            Corporation (Filed as Exhibit 10.103 to the Company's
                            Form 10-Q for quarter ended June 30, 1990 (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.36           -- Joint Operating Agreement for the Scapa Field, dated
                            December 23, 1985, among Occidental Petroleum (Caledonia)
                            Limited, Texaco Britain Limited, Union Texas Petroleum
                            Limited, Thomson North Sea Limited, Thomson Scottish
                            Petroleum Limited and the Oil and Pipelines Agency (Filed
                            as Exhibit 10.104 to the Company's Form 10-Q for quarter
                            ended June 30, 1990 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.37           -- Amended and Restated 1973 LNG Sales Contract, dated as of the 1st day of January, 1990, by and between Pertamina,
                            as Seller, and Chubu Electric Power Co., Inc., The Kansai
                            Electric Power Co., Inc., Kyushu Electric Power Co.,
                            Inc., Nippon Steel Corporation, Osaka Gas Co., Ltd. and
                            Toho Gas Co., Ltd., as Buyers (Filed as Exhibit (10)-8 to
                            the 1993 Form 10-K of Unimar Company (Commission File No.
                            1-8791) and incorporated herein by reference)
         10.38           -- Amended and Restated Bontang Processing Agreement, dated
                            February 9, 1988, among Pertamina and Roy M. Huffington,
                            Inc., Huffington Corporation, VICO, Virginia
                            International Company, Ultramar Indonesia Limited, Union
                            Texas East Kalimantan Limited, Universe Tankships, Inc.,
                            Total Indonesie, Unocal Indonesia, Ltd., Indonesia
                            Petroleum, Ltd. and P.T. Badak Natural Gas Liquefaction
                            Company (Filed as Exhibit (10)-39 to the 1988 Form 10-K
                            of Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.39           -- Amended and Restated Debt Service Allocation Agreement,
                            dated February 9, 1988, among Pertamina and Roy M.
                            Huffington, Inc., VICO, Ultramar Indonesia Limited,
                            Virginia International Company, Union Texas East
                            Kalimantan Limited, Universe Tankships, Inc., Huffington
                            Corporation, Total Indonesie, Unocal Indonesia, Ltd. and
                            Indonesia Petroleum, Ltd. (Filed as Exhibit (10)-40 to
                            the 1988 Form 10-K of Unimar Company (Commission File No.
                            1-8791) and incorporated herein by reference)
         10.40           -- Amendment No. 1 to Bontang III Producers Agreement, dated as of May 31, 1988, among Pertamina, Roy M. Huffington,
                            Inc., Huffington Corporation, VICO, Virginia
                            International Company, Ultramar Indonesia Limited, Union
                            Texas East Kalimantan Limited, Universe Tankships, Inc.,
                            Total Indonesie, Unocal Indonesia, Ltd., Indonesia
                            Petroleum, Ltd. and Train-E Finance Co., Ltd., as Tranche
                            A Lender, and The Industrial Bank of Japan Trust Company
                            on behalf of the Tranche B Lender, (Filed as Exhibit
                            (10)-21 to the 1993 Form 10-K of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.41           -- Badak IV LNG Sales Contract, dated October 23, 1990,
                            between Pertamina, as Seller, and Osaka Gas Co., Ltd.,
                            Tokyo Gas Co., Ltd. and Toho Gas Co., Ltd., as Buyer
                            (Filed as Exhibit (10)-65 to the 1990 Form 10-K of Unimar
                            Company (Commission File No. 1-8791) and incorporated
                            herein by reference)
         10.42           -- Supply Agreement for Natural Gas to Badak IV LNG Sales
                            Contract, dated August 12, 1991, by and between
                            Pertamina, VICO, Opicoil Houston, Inc., Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.80 to the
                            Company's 1991 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.43           -- LNG Sales and Purchase Contract (Korea II), dated May 7,
                            1991, between Pertamina, as Seller, and Korea Gas
                            Corporation, as Buyer (Filed as Exhibit (10)-1 to the
                            1990 Form 10-Q for quarter ended June 30, 1991 of Unimar
                            Company (Commission File No. 1-8791) and incorporated
                            herein by reference)
         10.44           -- $750,000,000 Bontang IV Loan Agreement, dated as of
                            August 26, 1991, among the Trustee under the Bontang IV
                            Trustee and Paying Agent Agreement as Borrower, Chase
                            Manhattan Asia Limited and The Mitsubishi Bank, Limited
                            as Coordinators, the other banks and financial
                            institutions named therein as Arrangers, Co-Arrangers,
                            Lead Managers, Managers, Co-Managers and Lenders, The
                            Chase Manhattan Bank, N.A. and The Mitsubishi Bank,
                            Limited as Co-Agents and The Chase Manhattan Bank, N.A.
                            as Agent (Filed as Exhibit 10.1 to the Form 10-Q for
                            quarter ended September 30, 1991 of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.45           -- Bontang IV Producers Agreement, dated as of August 26,
                            1991, by Pertamina, Virginia International Company,
                            Opicoil Houston, Inc., VICO, Ultramar Indonesia Limited,
                            Union Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc., Total Indonesie, Unocal Indonesia, Ltd.
                            and Indonesia Petroleum, Ltd. in favor of The Chase
                            Manhattan Bank, N.A., as Agent for the Lenders and as
                            Lender, and the other Lenders named therein (Filed as
                            Exhibit 10.2 to the Form 10-Q for quarter ended September
                            30, 1991 of Unimar Company (Commission File No. 1-8791)
                            and incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.46           -- Bontang IV Trustee and Paying Agent Agreement, dated as of August 26, 1991, among Pertamina, Virginia
                            International Company, Opicoil Houston, Inc., VICO,
                            Ultramar Indonesia Limited, Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc., Total
                            Indonesie, Unocal Indonesia, Ltd., Indonesia Petroleum,
                            Ltd. and the Trustee thereunder (Filed as Exhibit 10.3 to
                            the Form 10-Q for quarter ended September 30, 1991 of
                            Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)
         10.47           -- Consulting Agreement, dated as of November 18, 1992,
                            among Petroleum Associates, L.P., KKR Partners II, L.P.
                            and Union Texas Petroleum Holdings, Inc. (Filed as
                            Exhibit 10.81 to the Company's 1992 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.48+          -- Second Amendment to Union Texas Petroleum Supplemental
                            Retirement Plans Trust (Filed as Exhibit 10.82 to the
                            Company's 1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.49           -- Amendment No. 1 to Bontang III Trustee and Paying Agent
                            Agreement, dated as of December 11, 1992, among
                            Pertamina, VICO, Virginia International Company, Ultramar
                            Indonesia Limited, Union Texas East Kalimantan Limited,
                            Opicoil Houston, Inc., Universe Gas & Oil Company, Inc.,
                            Total Indonesie, Unocal Indonesia Ltd., Indonesia
                            Petroleum, Ltd. and the Bontang III Trustee (Filed as
                            Exhibit 10.83 to the Company's 1992 Form 10-K (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.50+          -- First Amendment to Union Texas Petroleum Supplemental
                            Retirement Plan (Filed as Exhibit 10.85 to the Company's
                            1992 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.51+          -- Union Texas Petroleum Holdings, Inc. 1992 Stock Option
                            Plan (Filed as Exhibit 4.3 to the Company's Registration
                            Statement No. 33-64928 and incorporated herein by
                            reference)
         10.52           -- Arun and Bontang LPG Sales and Purchase Contract, dated
                            July 15, 1986, between Pertamina, as Seller, and
                            Mitsubishi Corporation, Cosmo Oil Co., Ltd., Nippon
                            Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K., Kyodo
                            Oil Co., Ltd., Idemitsu Kosan Co., Ltd. and Mitsui
                            Liquefied Gas Co., Ltd., as Buyers (Filed as Exhibit
                            (10)-60 to the 1991 Form 10-K of Unimar Company
                            (Commission File No. 1-8791) and incorporated herein by
                            reference)
         10.53           -- Petroleum Concession Agreement, dated January 21, 1992, between the President of the Islamic Republic of Pakistan
                            and Union Texas Pakistan, Inc., Occidental Petroleum
                            (Pakistan) Inc. and Oil & Gas Development Corporation
                            (Filed as Exhibit 10.87 to the Company's Form 10-Q for
                            quarter ended March 31, 1992 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.54           -- Amended and Restated Supply Agreement (In support of the
                            Amended and Restated 1973 LNG Sales Contract), dated
                            September 22, 1993, and effective December 3, 1973,
                            between Pertamina and VICO, LASMO Sanga Sanga Limited,
                            Opicoil Houston, Inc., Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.75 to the
                            Company's 1993 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.55           -- Share Sale Agreement, dated October 18, 1994, among Union
                            Texas Petroleum Limited, Fina Petroleum Development
                            Limited and Fina Exploration Limited (the "Share Sale
                            Agreement") (Filed as Exhibit 2.1 to the Company's Form
                            8-K dated November 14, 1994 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.56           -- Guarantee, dated October 18, 1994, by Union Texas
                            International Corporation relating to the Share Sale
                            Agreement (Filed as Exhibit 2.3 to the Company's Form 8-K
                            dated November 14, 1994 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.57           -- Petroleum Concession Agreement, dated April 20, 1977,
                            between the President of Pakistan and Union Texas
                            Pakistan, Inc. (Filed as Exhibit 10.87 to the Company's
                            1994 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.58           -- Amendments to Arun and Bontang LPG Sales and Purchase
                            Contract, dated October 5, 1994, between Pertamina, as
                            Seller, and Mitsubishi Corporation, Cosmo Oil Co., Ltd.,
                            Nippon Petroleum Gas Co., Ltd., Showa Shell Sekiyu K.K.,
                            Japan Energy Corporation, Idemitsu Kosan Co., Ltd. and
                            Mitsui Oil & Gas Co., Ltd., as Buyers (Filed as Exhibit
                            10.88 to the Company's 1994 Form 10-K (Commission File
                            No. 1-9019) and incorporated herein by reference)
         10.59           -- Amendment to the Amended and Restated 1973 LNG Sales
                            Contract, dated as of the 1st day of June 1992, by and
                            between Pertamina, as Seller, and Kyushu Electric Power
                            Co., Inc., Nippon Steel Corporation and Toho Gas Co.,
                            Ltd., as Buyers (Filed as Exhibit (10)-9 to the 1993 Form
                            10-K of Unimar Company (Commission File No. 1-8791) and
                            incorporated herein by reference)
         10.60           -- Facility Agreement, dated May 26, 1995, among Union Texas
                            Britannia Limited, Chemical Bank, as Arranger,
                            NationsBank, N.A. Carolinas, as Facility Agent, National
                            Westminster Bank plc, as Funding Agent, and the
                            Co-Arrangers, Technical Agents, Account Bank and Banks
                            named therein (Filed as Exhibit 10.9 to the Company's
                            Form 10-Q for quarter ended June 30, 1995 (Commission
                            File No. 1-9019) and incorporated herein by reference)
         10.61           -- Sponsor Direct Agreement, dated May 26, 1995, among Union
                            Texas Petroleum Limited, Union Texas Britannia Limited
                            and NationsBank N.A. Carolinas, as Facility Agent (Filed
                            as Exhibit 10.10 to the Company's Form 10-Q for quarter
                            ended June 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.62           -- Sponsor Support Agreement, dated May 26, 1995, between
                            Union Texas Petroleum Limited and Union Texas Britannia
                            Limited (Filed as Exhibit 10.11 to the Company's Form
                            10-Q for quarter ended June 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.63+          -- Union Texas Petroleum Holdings, Inc. 1994 Incentive Plan
                            (Filed as Exhibit 10.12 to the Company's Form 10-Q for
                            quarter ended June 30, 1995 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.64+          -- First Amendment to Union Texas Petroleum Holdings, Inc.
                            1992 Stock Option Plan (Filed as Exhibit 10.13 to the
                            Company's Form 10-Q for quarter ended June 30, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.65           -- Sale and Purchase Agreement dated May 31, 1995, between
                            Union Texas Petroleum Limited and Oryx U.K. Energy
                            Company (Filed as Exhibit 10.14 to the Company's Form
                            10-Q for quarter ended June 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.66           -- Bontang V Loan Agreement, dated as of July 1, 1995, among
                            BankAmerica International, as Trustee under the Bontang V
                            Trustee and Paying Agent Agreement, as Borrower, Bontang
                            Train-G Project Finance Co., Ltd. ("Tranche A Lender"),
                            the Banks named therein as Tranche B Lenders, The
                            Long-Term Credit Bank of Japan, Limited, New York Branch
                            ("Facility Agent"), The Fuji Bank, Limited
                            ("Intercreditor Agent"), Credit Lyonnais ("Technical
                            Agent"), and Credit Lyonnais, The Fuji Bank, Limited and
                            The Long-Term Credit Bank of Japan, Limited
                            (collectively, the "Arrangers") (Filed as Exhibit 10.1 to
                            the Company's Form 10-Q for quarter ended September 30,
                            1995 (Commission File No. 1-9019) and incorporated herein
                            by reference)
         10.67           -- Bontang V Producers Agreement, dated as of July 1, 1995, by Pertamina, VICO, OPICOIL Houston, Inc., Virginia
                            International Company, LASMO Sanga Sanga Limited, Union
                            Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc., Total Indonesie, Unocal Indonesia Company
                            and Indonesia Petroleum, Ltd. (collectively, the
                            "Producers"), in favor of the Tranche A Lender, the Banks
                            named therein as Tranche B Lenders and the Facility
                            Agent, Intercreditor Agent and Technical Agent (Filed as
                            Exhibit 10.2 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.68           -- Bontang V Trustee and Paying Agent Agreement, dated as of
                            July 1, 1995, among the Producers and BankAmerica
                            International, as Trustee and Paying Agent (Filed as
                            Exhibit 10.3 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.69           -- Amendment No. 1 to Bontang III Loan Agreement, dated as of July 1, 1995, among Continental Bank International, as
                            Trustee under the Bontang III Trustee and Paying Agent
                            Agreement, Train-E Finance Co., Ltd., as Tranche A
                            Lender, and The Industrial Bank of Japan Trust Company,
                            as Agent on behalf of the Majority Tranche B Lenders
                            (Filed as Exhibit 10.6 to the Company's Form 10-Q for
                            quarter ended September 30, 1995 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.70           -- Second Amended and Restated 1973 LNG Sales Contract,
                            dated as of August 3, 1995, between Pertamina, as Seller,
                            and Chubu Electric Power Co., Inc., The Kansai Electric
                            Power Co., Inc., Kyushu Electric Power Co., Inc., Nippon
                            Steel Corporation, Osaka Gas Co., Ltd. and Toho Gas Co.,
                            Ltd., as the Buyers, with related letter agreement, dated
                            August 3, 1995, between Seller and Buyers (Filed as
                            Exhibit 10.7 to the Company's Form 10-Q for quarter ended
                            September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.71           -- Package V Supply Agreement for Natural Gas in Support of
                            the 1973 LNG Sales Contract Extension, dated June 16,
                            1995, effective October 6, 1994, between Pertamina and
                            VICO, LASMO Sanga Sanga Limited, OPICOIL Houston, Inc.,
                            Union Texas East Kalimantan Limited, Universe Gas and Oil
                            Company, Inc. and Virginia International Company (Filed
                            as Exhibit 10.8 to the Company's Form 10-Q for quarter
                            ended September 30, 1995 (Commission File No. 1-9019) and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.72+          -- First Amendment to Union Texas Petroleum Savings Plan for
                            Salaried Employees (Filed as Exhibit 10.9 to the
                            Company's Form 10-Q for quarter ended September 30, 1995
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.73+          -- Second Amendment to Union Texas Petroleum Savings Plan
                            for Salaried Employees (Filed as Exhibit 10.103 to the
                            Company's 1995 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.74           -- Second Amended and Restated 1981 Badak LNG Sales
                            Contract, dated as of August 3, 1995, between Pertamina,
                            as Seller, and Chubu Electric Power Co., Inc., The Kansai
                            Electric Power Co., Inc., Osaka Gas Co., Ltd. and Toho
                            Gas Co., Ltd., as Buyers, with related letter agreement,
                            dated August 3, 1995, between Seller and Buyers (Filed as
                            Exhibit 10.104 to the Company's 1995 Form 10-K
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.75           -- LNG Sales and Purchase Contract (Badak V), dated August
                            12, 1995, between Pertamina and Korea Gas Corporation
                            (Filed as Exhibit 10.105 to the Company's 1995 Form 10-K
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.76           -- LNG Sale and Purchase Contract (Badak VI), dated October
                            25, 1995, between Pertamina and Chinese Petroleum
                            Corporation (Filed as Exhibit 10.106 to the Company's
                            1995 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.77           -- Badin-II Revised Petroleum Concession Agreement, dated
                            January 22, 1995 between the President of the Islamic
                            Republic of Pakistan and Union Texas Pakistan, Inc.,
                            Occidental Petroleum (Pakistan), Inc., Oil and Gas
                            Development Corporation and the Federal Government of the
                            Islamic Republic of Pakistan (Filed as Exhibit 10.107 to
                            the Company's 1995 Form 10-K (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.78+          -- Third Amendment to Union Texas Petroleum Savings Plan for
                            Salaried Employees (Filed as Exhibit 10.1 to the
                            Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.79           -- First Supply Agreement for Package V Excess Sales
                            (1998-1999 LNG Sales to Korea Gas Corporation under Badak
                            V), dated as of May 1, 1996, between Pertamina and
                            Virginia Indonesia Company, Lasmo Sanga Sanga Limited,
                            Opicoil Houston, Inc., Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.2 to the
                            Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.80           -- Package VI Supply Agreement for Natural Gas in Support of
                            2000-2017 LNG Sales to Korea Gas Corporation under Badak
                            V, dated as of May 1, 1996, between Pertamina and
                            Virginia Indonesia Company, Lasmo Sanga Sanga Limited,
                            Opicoil Houston, Inc., Union Texas East Kalimantan
                            Limited, Universe Gas & Oil Company, Inc. and Virginia
                            International Company (Filed as Exhibit 10.4 to the
                            Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.81           -- Package VI Supply Agreement for Natural Gas in Support of
                            2000-2017 LNG Sales to Chinese Petroleum Corporation
                            under Badak VI, dated as of May 1, 1996, between
                            Pertamina and Virginia Indonesia Company, Lasmo Sanga
                            Sanga Limited, Opicoil Houston, Inc., Union Texas East
                            Kalimantan Limited, Universe Gas & Oil Company, Inc. and
                            Virginia International Company (Filed as Exhibit 10.5 to
                            the Company's Form 10-Q for quarter ended June 30, 1996
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.82           -- First Supply Agreement for Package VI Excess Sales
                            (2003-2008 LNG Sales under the Second Amended and
                            Restated 1981 Badak Sales Contract), dated as of May 1,
                            1996, between Pertamina and Virginia Indonesia Company,
                            Lasmo Sanga Sanga Limited, Opicoil Houston, Inc., Union
                            Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc. and Virginia International Company (Filed
                            as Exhibit 10.6 to the Company's Form 10-Q for quarter
                            ended June 30, 1996 (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.83+          -- First Amendment to Supplemental Non-Qualified Savings
                            Plan for Executive Employees (Filed as Exhibit 10.1 to
                            the Company's Form 10-Q for quarter ended September 30,
                            1996 (Commission File No. 1-9019) and incorporated herein
                            by reference)
         10.84+          -- Second Amendment to the Salaried Employees' Pension Plan
                            (Filed as Exhibit 10.2 to the Company's Form 10-Q for
                            quarter ended September 30, 1996 (Commission File No.
                            1-9019) and incorporated herein by reference)
         10.85           -- License No. P213 and Deed of License Assignment covering
                            United Kingdom North Sea Blocks 16/26 (Britannia and Alba
                            Fields) and 28/5a (Filed as Exhibit 10.105 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.86+          -- First Amendment to Union Texas Petroleum Holdings, Inc.
                            1994 Incentive Plan (Filed as Exhibit 10.107 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.87+          -- Second Amendment to Union Texas Petroleum Holdings, Inc.
                            1992 Stock Option Plan (Filed as Exhibit 10.108 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.88+          -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan (Filed as Exhibit 10.109 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.89+          -- Fourth Amendment to Union Texas Petroleum Holdings, Inc.
                            1985 Stock Option Plan (filed as Exhibit 10.110 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.90+          -- First Amendment to Union Texas Petroleum Supplemental
                            Retirement Plan II (filed as Exhibit 10.111 to the
                            Company's 1996 Form 10-K (Commission File No. 1-9019) and
                            incorporated herein by reference)
         10.91           -- Second Amended and Restated Credit Agreement dated as of
                            March 29, 1996 among Union Texas Petroleum Holdings,
                            Inc., the Banks and Co-Agents listed therein and
                            NationsBank of Texas, N.A., as Agent (Filed as Exhibit
                            10.1 to the Company's Form 10-Q for quarter ended March
                            31, 1996 (Commission File No. 1-9019) and incorporated
                            herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.92           -- First Amendment Agreement dated as of March 11, 1997 to the Second Amended and Restated Credit Agreement dated as
                            of March 29, 1996, among Union Texas Petroleum Holdings,
                            Inc., the Banks and Co-Agents listed therein and
                            NationsBank of Texas, N.A., as Agent (Filed as Exhibit
                            10.1 to the Company's Form 10-Q for quarter ended March
                            31, 1997 (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.93           -- Credit Agreement dated as of March 11, 1997 among Union
                            Texas Petroleum Holdings, Inc., the Banks and Co-Agents
                            listed therein and NationsBank of Texas, N.A., as Agent
                            (Filed as Exhibit 10.2 to the Company's Form 10-Q for
                            quarter ended March 31, 1997 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.94           -- $1,127,000,000 Bontang VI Loan Agreement, dated as of
                            March 4, 1997, among Bank of America National Trust and
                            Savings Association, as Trustee under the Bontang VI
                            Trustee and Paying Agent Agreement, as Borrower, Bank of
                            Taiwan New York Agency as Lead Arranger, Bontang LNG
                            Train-H Investment Co., Ltd. as Co-Lead Arranger, The
                            Chase Manhattan Bank as Agent, Co-Agent and Co-Arranger,
                            and the Co-Agents, Co-Arrangers and Lenders named therein
                            (Filed as Exhibit 10.3 to the Company's Form 10-Q for
                            quarter ended March 31, 1997 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.95           -- Bontang VI Producers Agreement, dated as of March 4,
                            1997, by Pertamina, Total Indonesie, VICO, Union Texas
                            East Kalimantan Limited, Lasmo Sanga Sanga Limited,
                            Virginia International Company, Opicoil Houston, Inc.,
                            Universe Gas & Oil Company, Inc., Indonesia Petroleum,
                            Ltd., Unocal Indonesia Company (collectively, the
                            "Producers"), in favor of Bank of Taiwan New York Agency,
                            as Lead Arranger, Bontang LNG Train-H Investment Co.,
                            Ltd. as Co-Lead Arranger, The Chase Manhattan Bank as
                            Agent, Co-Agent and Co-Arranger, and the Co-Agents,
                            Co-Arrangers and Lenders named therein (Filed as Exhibit
                            10.4 to the Company's Form 10-Q for quarter ended March
                            31, 1997 (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.96           -- Bontang VI Trustee and Paying Agent Agreement, dated as of March 4, 1997, among the Producers and Bank of America
                            National Trust and Savings Association, as Trustee and
                            Paying Agent (Filed as Exhibit 10.5 to the Company's Form
                            10-Q for quarter ended March 31, 1997 (Commission File
                            No. 1-9019) and incorporated herein by reference)
         10.97           -- Letter Agreement Amendment to Facility Agreement dated
                            May 26, 1995 between Union Texas Britannia Limited as
                            Borrower and The Chase Manhattan Bank as Arranger,
                            NationsBank, N.A. as Facility Agent and the Technical
                            Agents, Funding Agent, Account Bank and the other
                            financial institutions named therein (Filed as Exhibit
                            10.6 to the Company's Form 10-Q for quarter ended March
                            31, 1997 (Commission File No. 1-9019) and incorporated
                            herein by reference)
         10.98           -- Amendment No. 2 to Bontang III Loan Agreement, dated as of March 4, 1997 among BankAmerica International, as
                            Trustee under the Bontang III Trustee and Paying Agent
                            Agreement, Train-E Finance Co., Ltd. as Tranche A Lender
                            and The Industrial Bank of Japan Trust Company, as agent
                            on behalf of the Majority Tranche B Lenders (Filed as
                            Exhibit 10.7 to the Company's Form 10-Q for quarter ended
                            March 31, 1997 (Commission File No. 1-9019) and
                            incorporated herein by reference)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.99           -- Second Amendment to the Union Texas Petroleum Holdings,
                            Inc. 1994 Incentive Plan (Filed as Exhibit 10.2 to the
                            Company's Form 10-Q for quarter ended June 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.100          -- Third Amendment to Union Texas Petroleum Holdings, Inc.
                            1992 Stock Option Plan (Filed as Exhibit 10.3 to the
                            Company's Form 10-Q for quarter ended June 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.101          -- Fourth Amendment to Union Texas Petroleum Holdings, Inc.
                            1987 Stock Option Plan (Filed as Exhibit 10.4 to the
                            Company's Form 10-Q for quarter ended June 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.102          -- Fifth Amendment to Union Texas Petroleum Holdings, Inc.
                            1986 Stock Option Plan (Filed as Exhibit 10.5 to the
                            Company's Form 10-Q for quarter ended June 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.103          -- Third Amendment to Union Texas Petroleum Salaried
                            Employees' Pension Plan (Filed as Exhibit 10.1 to the
                            Company's Form 10-Q for quarter ended September 30, 1997
                            (Commission File No. 1-9019) and incorporated herein by
                            reference)
         10.104          -- Stock Purchase Agreement dated as of January 27, 1998
                            between Occidental Oil and Gas Corporation, Union Texas
                            Venezuela Limited and Union Texas International
                            Corporation (Filed as Exhibit 2.1 to the Company's Form
                            8-K filed February 13, 1998 (Commission File No. 1-9019)
                            and incorporated herein by reference)
         10.105+#        -- Conformed Union Texas Petroleum Holdings, Inc. Executive
                            Severance Plan
         10.106#         -- Boqueron Operating Agreement dated July 29, 1997 between
                            Lagoven, S.A. and Union Texas Venezuela Limited and
                            Preussag Energie GmbH (portions have been omitted
                            pursuant to a request for confidential treatment under
                            the Securities Exchange Act of 1934)
         10.107#         -- DZO Operating Services Agreement dated November 19, 1993 between Compania Occidental de Hidrocarburos, Inc. and
                            Maraven, S.A., as amended by Addendum No. 1 dated
                            December 7, 1994 (portions have been omitted pursuant to
                            a request for confidential treatment under the Securities
                            Exchange Act of 1934)
         10.108#         -- Loan Agreement dated February 4, 1998 between Compania
                            Occidental de Hidrocarburos, Inc., as Borrower and
                            NationsBank of Texas, N.A. with Promissory Note attached
                            as Exhibit A and Guaranty Agreement dated as of February
                            4, 1998 between Union Texas Petroleum Holdings, Inc., as
                            Guarantor, and NationsBank of Texas, N.A., as Lender,
                            attached as Exhibit B
         10.109+#        -- Fourth Amendment to Union Texas Petroleum Salaried
                            Employees' Pension Plan
         10.110+#        -- Fourth Amendment to Union Texas Petroleum Savings Plan
                            for Salaried Employees
         10.111+#        -- Amended and Restated Union Texas Petroleum Deferred
                            Compensation Plan
         10.112#         -- Addendum to Badak IV LNG Sales Contract Supply Agreement,
                            dated January 31, 1994, but effective as of October 23,
                            1990, by and between Pertamina, on the one hand, and
                            VICO, LASMO Sanga Sanga Limited, Opicoil Houston, Inc.,
                            Union Texas East Kalimantan Limited, Universe Gas & Oil
                            Company, Inc. and Virginia International Company
         10.113#         -- Memorandum of Agreement, dated September 30, 1994 by and between Pertamina and Korea Gas Corporation

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.114#         -- Package V Supply Agreement (1995-1999 LNG Sales to Korea
                            Gas Corporation), dated June 16, 1995, but effective as
                            of September 30, 1994, between Pertamina and VICO, LASMO
                            Sanga Sanga Limited, Opicoil Houston, Inc., Union Texas
                            East Kalimantan Limited, Universe Gas & Oil Company, Inc.
                            and Virginia International Company
         10.115#         -- Memorandum of Agreement, effective as of December 6,
                            1994, between Pertamina and Chinese Petroleum Corporation
                            for sale and purchase of LNG during 1998 and 1999
         10.116#         -- Package V Supply Agreement (1998-1999 LNG Sales to
                            Chinese Petroleum Corporation), dated June 16, 1995, but
                            effective as of December 6, 1994, by and between
                            Pertamina and VICO, Lasmo Sanga Sanga Limited, Opicoil
                            Houston, Inc., Union Texas East Kalimantan Limited,
                            Universe Gas & Oil Company, Inc. and Virginia
                            International Company
         10.117#         -- Trust under the Union Texas Petroleum Deferred
                            Compensation Plan
         10.118#         -- Supplemental Memorandum, dated as of August 24, 1983, by and between Pertamina and Roy M. Huffington, Inc.,
                            Virginia International Company, Ultramar Indonesia
                            Limited, Indonesian Superior Oil Company, Union Texas Far
                            East Corporation and Universe Tankships, Inc.
         10.119#         -- Seventh Supply Agreement for Excess Sales (Additional
                            Fixed Quantities Under Badak LNG Sales Contract as a
                            Result of Contract Amendment and Restatement) between
                            Pertamina and Virginia Indonesia Company, Opicoil
                            Houston, Inc., Ultramar Indonesia Limited, Union Texas
                            East Kalimantan Limited, Universe Gas & Oil Company, Inc.
                            and Virginia International Company, effective as of
                            January 1, 1990
         21.1#           -- List of Subsidiaries
         23.1            -- Consent of Price Waterhouse LLP is included on page S-1 of this Annual Report on Form 10-K
         24.1            -- Power of Attorney, pursuant to which amendments to this
                            Annual Report on Form 10-K may be filed, is included on
                            page 82 of this Annual Report on Form 10-K
         27.1#           -- Financial data schedule

---------------

+ Executive Severance Plan or Arrangement pursuant to Item 601(b)(10)(iii)(A) of
  Regulation S-K.

# Filed herewith.