Form 10-K405/A
period 1997-12-31
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1998-03-05
CIK 774214

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
      Common Stock, $.05 par value                  New York Stock Exchange
                                                    Pacific Exchange, Inc.
      Common Stock Purchase Rights                  New York Stock Exchange
                                                    Pacific Exchange, Inc.
      8.25% Senior Notes due 1999                   New York Stock Exchange

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNION TEXAS PETROLEUM HOLDINGS, INC.

                                        By:      /s/ DONALD M. MCMULLAN
                                           -------------------------------------
                                                    Donald M. McMullan
                                               Vice President and Controller

Date: March 5, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                          *                            Chairman of the Board and Chief     March 5, 1998
-----------------------------------------------------    Executive Officer (Principal
                 (John L. Whitmire)                      Executive Officer)

                          *                            Vice President and Chief Financial  March 5, 1998
-----------------------------------------------------    Officer (Principal Financial
                 (Larry D. Kalmbach)                     Officer)

               /s/ DONALD M. MCMULLAN                  Vice President and Controller       March 5, 1998
-----------------------------------------------------    (Principal Accounting Officer)
                (Donald M. McMullan)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                  (Robert L. Barry)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                   (Glenn A. Cox)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                 (Edward A. Gilhuly)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
               (James H. Greene, Jr.)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                  (Henry R. Kravis)

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                          *                            Director                            March 5, 1998
-----------------------------------------------------
               (Michael W. Michelson)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                  (Wylie B. Pieper)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                 (Stanley P. Porter)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                 (George R. Roberts)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                 (Richard R. Shinn)

                          *                            Director                            March 5, 1998
-----------------------------------------------------
                  (Sellers Stough)

              * /s/ DONALD M. MCMULLAN
-----------------------------------------------------
                (Donald M. McMullan)
                  Attorney-in-Fact