Form 10-Q
period 1998-03-31
UNION TEXAS PETROLEUM HOLDINGS INC
filed 1998-04-28
CIK 774214

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

As of April 17, 1998, there were 85,283,525 shares of Union Texas Petroleum Holdings, Inc. $.05 par value Common Stock issued and outstanding.

                                    FORM 10-Q
                          PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -----------      -----------
                                     ASSETS                               (UNAUDITED)
Current assets:
      Cash and cash equivalents .....................................     $    39,216      $    24,324
      Accounts and notes receivable .................................          87,148           82,172
      Inventories ...................................................          50,236           38,318
      Prepaid expenses and other current assets .....................          34,755           30,539
                                                                          -----------      -----------
          Total current assets ......................................         211,355          175,353
Equity investments ..................................................          91,117           90,488
Property, plant and equipment, at cost, less accumulated
      depreciation, depletion and amortization* .....................       1,981,582        1,746,661
Other assets ........................................................           8,706            9,054
                                                                          -----------      -----------
          Total assets ..............................................     $ 2,292,760      $ 2,021,556
                                                                          ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable ..............................................     $   144,899      $   132,735
      Taxes payable .................................................          69,502           94,366
      Other current liabilities .....................................          51,773           52,555
                                                                          -----------      -----------
          Total current liabilities .................................         266,174          279,656
Long-term debt ......................................................         719,807          626,404
Deferred income taxes ...............................................         325,420          321,879
Other liabilities ...................................................         129,526          125,022
                                                                          -----------      -----------
          Total liabilities .........................................       1,440,927        1,352,961
                                                                          -----------      -----------

Stockholders' equity:
      Preferred stock (Series A Cumulative Preferred Stock) .........         171,480
      Common stock ..................................................           4,391            4,391
      Paid in capital ...............................................          17,788           18,645
      Cumulative foreign exchange translation adjustment and other ..         (28,909)         (34,954)
      Retained earnings .............................................         736,930          733,201
      Common stock held in treasury, at cost:
          2,581,182 shares at March 31, 1998 and 2,728,267
          shares at December 31, 1997 ...............................         (49,847)         (52,688)
                                                                          -----------      -----------

          Total stockholders' equity ................................         851,833          668,595
                                                                          -----------      -----------

          Total liabilities and stockholders' equity ................     $ 2,292,760      $ 2,021,556
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

                                    FORM 10-Q

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                      1998         1997
                                                                    --------     --------
Revenues:
     Sales and operating revenues .............................     $190,184     $282,021
     Interest income and other revenues .......................          534        2,555
     Net earnings of equity investees .........................        3,063        7,854
                                                                    --------     --------
                                                                     193,781      292,430

Costs and other deductions:
     Product costs and operating expenses .....................       73,740       81,360
     Exploration expenses .....................................       23,251       10,420
     Depreciation, depletion and amortization .................       54,516       59,225
     Selling, general and administrative expenses .............        6,215        4,788
     Interest expense .........................................          580        3,984
                                                                    --------     --------
Income before income taxes ....................................       35,479      132,653
Income taxes ..................................................       26,626       68,883
                                                                    --------     --------
Net income ....................................................     $  8,853     $ 63,770
Less: preferred dividends .....................................          868
                                                                    --------     --------
Net income applicable to common stockholders ..................     $  7,985     $ 63,770
                                                                    ========     ========

EARNINGS PER SHARE OF COMMON STOCK:
     Basic and diluted earnings per share of common stock .....     $    .09     $    .74
                                                                    ========     ========

DIVIDENDS PER SHARE OF COMMON STOCK ...........................     $    .05     $    .05
                                                                    ========     ========

Weighted average number of shares outstanding (000s) ..........       85,151       85,863
                                                                    ========     ========
Weighted average number of shares outstanding including
    potential common shares (000s) ............................       85,507       86,205
                                                                    ========     ========


    The accompanying notes are an integral part of this financial statement.

                                    FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                                 1998           1997
                                                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .........................................................................     $   8,853      $  63,770
     Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation, depletion and amortization ........................................        54,516         59,225
        Deferred income taxes ...........................................................           242         (6,954)
        Net income of equity investees ..................................................        (3,063)        (7,854)
        Other ...........................................................................           754          1,247
                                                                                              ---------      ---------
           Net cash provided by operating activities before changes in other
             assets and liabilities .....................................................        61,302        109,434

        (Increase) decrease in accounts and notes receivable ............................        (4,894)         4,571
        (Increase) decrease  in inventories .............................................       (11,778)         4,493
        Increase in prepaid expenses and other assets ...................................        (4,575)        (9,243)
        Decrease in accounts payable and other liabilities ..............................        (5,794)       (16,613)
        Decrease in income taxes payable ................................................       (24,748)        (9,911)
                                                                                              ---------      ---------
           Net cash provided by operating activities ....................................         9,513         82,731
                                                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment .........................................      (255,584)       (36,055)
     Cash  provided by equity investees .................................................         2,434          8,066
                                                                                              ---------      ---------
        Net cash required by investing activities .......................................      (253,150)       (27,989)
                                                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the issuance of preferred stock ..................................       171,480
     Net proceeds from issuance of long-term debt .......................................       140,940          8,160
     Net (payments) on money market lines of credit .....................................       (49,928)       (44,673)
     Dividends on preferred stock .......................................................          (868)
     Dividends on common stock ..........................................................        (4,256)        (4,320)
     Proceeds from issuance of treasury stock ...........................................         1,161          1,202
     Purchase of treasury stock .........................................................                      (34,305)
                                                                                              ---------      ---------
        Net cash provided (required) by financing activities ............................       258,529        (73,936)
                                                                                              ---------      ---------

     Net increase (decrease) in cash and cash equivalents ...............................        14,892        (19,194)

     Cash and cash equivalents at beginning of period ...................................        24,324         43,574
                                                                                              ---------      ---------

     Cash and cash equivalents at end of period .........................................     $  39,216      $  24,380
                                                                                              =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
        Interest (net of amount capitalized) ............................................     $              $     820
        Income taxes ....................................................................        50,875         85,944


    The accompanying notes are an integral part of this financial statement.

                                    FORM 10-Q
                      UNION TEXAS PETROLEUM HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - BASIS OF PRESENTATION - These consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's 1997 annual report on Form 10-K. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Union Texas Petroleum Holdings, Inc. and its consolidated subsidiaries at March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998, should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 1998.

NOTE 2 - PREFERRED STOCK - Pursuant to the Company's July 1997 shelf registration statement filed with the SEC, on March 6, 1998, the Company issued 1,750,000 shares of 7.14% Series A Cumulative Preferred Stock with a par value of $.01 per share and a liquidation preference equivalent to $100.00 per share. The Company received approximately $171 million (after deducting underwriting discounts and commissions and offering expenses) in net proceeds from the offering. The Series A Cumulative Preferred Stock is not redeemable prior to March 31, 2008, except under certain limited circumstances. The Company declared a dividend to all holders of the preferred stock of record on March 15, 1998, which was paid on March 31, 1998.

NOTE 3 - MANDATORY PUTABLE/REMARKETABLE SECURITIES (MAPS(SM)) (the "MAPS") - Pursuant to the Company's July 1997 shelf registration statement filed with the SEC, on April 15, 1998, the Company issued 7.000% MAPS due April 15, 2038. The MAPS are subject to mandatory tender on April 15, 2008. The net proceeds to the Company were approximately $154 million (after deducting underwriting discounts and commissions and offering expenses) which includes a premium paid by the remarketing dealer for the right to remarket the MAPS on the remarketing date of April 15, 2008. The premium will be amortized over the life of the related debt. Net proceeds from the sale of the MAPS were used to pay down indebtedness under certain uncommitted and unsecured money market lines of credit and for general corporate purposes.

NOTE 4 - EARNINGS PER SHARE - In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and restated previously reported earnings per share ("EPS") in conformity with SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for EPS. A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                           1998          1997
                                                                         -------       -------
Basic EPS Computation:
      Numerator, Net Income applicable to common stockholders ....       $ 7,985       $63,770
      Denominator, Common Shares Outstanding (000s) ..............        85,151        85,863
                                                                         -------       -------
      Basic EPS per share ........................................       $   .09       $   .74
                                                                         =======       =======
Diluted EPS Computation:
      Numerator, Net Income applicable to common stockholders ....       $ 7,985       $63,770
      Denominator, Common Shares Outstanding (000s) ..............        85,151        85,863
      Potential Common Shares:
           Stock options (000s) ..................................           356           342
                                                                         -------       -------
           Total (000s) ..........................................        85,507        86,205
                                                                         -------       -------
Diluted EPS per share ............................................       $   .09       $   .74
                                                                         =======       =======

Weighted average stock options (000s) for the three months ended March 31, 1998 and 1997 that were not included in the computation of diluted shares since they had an anti-dilutive effect were 677 and 404, respectively.

NOTE 5 - ACCOUNTING PRONOUNCEMENTS RECENTLY ISSUED - In the first quarter of 1998 the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The Company's comprehensive income was as follows:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    1998        1997
                                                                  -------     --------
Net income ..................................................     $ 8,853     $ 63,770

Other comprehensive income (loss):
   Foreign exchange translation adjustments (net of tax) ....       6,045      (23,029)
                                                                  -------     --------
Comprehensive income ........................................     $14,898     $ 40,741
                                                                  =======     ========

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 but the statement need not be applied to interim financial statements in the initial year of application.

NOTE 6 - VENEZUELA ACQUISITION - In February 1998, the Company acquired all of the stock of Compania Occidental de Hidrocarburos, Inc. ("Hidrocarburos"), a U.S. affiliate of Occidental Oil and Gas Corporation, for approximately $212 million, which included approximately $18 million in working capital, effective as of December 31, 1997. Hidrocarburos operates the Desarrollo Zulia Occidental ("DZO") unit under its 100% interest in an operating service contract with a subsidiary of the national oil company, Petroleos de Venezuela S.A.

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

                      UNION TEXAS PETROLEUM HOLDINGS, INC.

With respect to the unaudited consolidated financial information of Union Texas Petroleum Holdings, Inc. for the three-month periods ended March 31, 1998 and 1997, Price Waterhouse LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 22, 1998 appearing below, states that they did not audit and they do not express an opinion on that unaudited consolidated financial information. Price Waterhouse LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. Price Waterhouse LLP is not subject to the liability provisions of section 11 of the Securities Act of 1933 for their report on the unaudited consolidated financial information because that report is not a "report" prepared or certified by Price Waterhouse LLP within the meaning of sections 7 and 11 of the Act.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
of Union Texas Petroleum Holdings, Inc.



We have reviewed the accompanying consolidated balance sheet of Union Texas Petroleum Holdings, Inc. and consolidated subsidiaries as of March 31, 1998 and the related consolidated statements of operations and of cash flows for the three month periods ended March 31, 1998 and 1997. This financial information is the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, of cash flows, and of stockholders' equity for the year then ended (not presented herein), and in our report dated February 16, 1998 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 1997, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




PRICE WATERHOUSE LLP

Houston, Texas
April 22, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements, notes, and management's discussion contained in the registrant's 1997 annual report on Form 10-K, and condensed financial statements and notes contained in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Net income applicable to common stockholders for the three months ended March 31, 1998, was $8 million, or $.09 basic and diluted earnings per share as compared to net income applicable to common stockholders of $64 million, or $.74 basic and diluted earnings per share reported for the same period in 1997. The current quarter was unfavorably affected by lower worldwide oil prices, lower U.K. gas volumes, lower Indonesian LNG prices and volumes, and higher exploration expenses.

Sales and operating revenues for the three months ended March 31, 1998, were $190 million, as compared to $282 million for the first quarter of 1997. International revenues totaled $154 million as compared to $234 million for the first quarter of 1997. In the U.K., sales and operating revenues decreased by $55 million due to lower oil prices and volumes and lower sales volumes primarily from the Sean fields. In Indonesia, sales decreased $27 million due to lower LNG volumes and prices. For the full year, LNG sales volumes are expected to be approximately 20% below 1997 levels. In Venezuela, revenues of $6 million are included for the Company's first quarter 1998 acquisition of an interest in an operating service contract of the DZO unit (see Note 6 of Notes to Financial Statements and Financial Condition). In Pakistan, sales were $4 million below 1997 primarily due to lower crude oil prices.

Average prices received and volumes sold by the Company's major operations during the first quarter of 1998 and 1997, respectively, were as follows:

                                                        PRICES                VOLUMES
                                                                           (000S PER DAY)
                                                   1998         1997       1998      1997
                                                   ----         ----       ----      ----
Crude oil (barrels):
     U.K .................................     $     12.32  $     19.17      40        47
     Pakistan ............................           12.76        19.15       6         7
     Indonesia ...........................           18.63        21.79       6         6
     Venezuela (Operating Service Fee) ...            4.37                   24*
Indonesian LNG (Mcf) .....................            2.96         4.02     177       194
Pakistan natural gas (Mcf) ...............            1.61         1.71      47        38
U.K. natural gas (Mcf) ...................            2.85         3.00      19        79
U.S. ethylene (pounds) ...................             .19          .25   1,256     1,168

* Reflects 56 days of production for an interest in an operating service contract acquired in February 1998.

Petrochemical revenues totaled $36 million as compared to $48 million in the first quarter of 1997, while operating profit was $3 million as compared to $1 million in the prior period. The revenue decrease was principally due to lower ethylene sales prices partially offset by higher ethylene sales volumes, while lower feedstock costs contributed to the operating profit increase.

Interest expense in the first quarter of 1998 was lower than the same period of 1997 due to higher capitalized interest related to the Company's acquisition of interests in Venezuela and the final phases of development of the Britannia field, which field is expected to commence production in August 1998. Higher exploration expenses were due to increased dry hole costs primarily in new venture areas. The increased dry hole costs, certain of which provided no tax benefit, resulted in a higher effective tax rate in the first quarter of 1998 compared to the first quarter of 1997.

FINANCIAL CONDITION

Cash flow from operations: Net cash provided by operating activities was $10 million in the first quarter of 1998, a decrease of $73 million from the same period in the prior year. The decline was due mainly to lower worldwide oil prices, lower Indonesian LNG volumes and prices and lower U.K. gas volumes. Net cash required by investing activities was $253 million in 1998, an increase of $225 million from 1997. The change was primarily related to the increase in property, plant and equipment for the DZO acquisition. In 1998, net cash provided by financing activities was $259 million compared to net cash required in 1997 of $74 million. The change resulted from proceeds from the Company's preferred stock issue and the Hidrocarburos facility which was related to the Company's DZO acquisition.

Capital resources: Capital expenditures for the first quarter of 1998 were $81 million (excludes acquisitions) excluding capitalized interest of $14 million. Capital expenditures for the first quarter of 1997 were $25 million excluding capitalized interest of $8 million. The current quarter increase was primarily due to increased exploration drilling in new venture areas and higher development spending in Alaska and Venezuela.

In February 1998, the Company acquired all of the stock of Compania Occidental de Hidrocarburos, Inc. ("Hidrocarburos"), a U.S. affiliate of Occidental Oil & Gas Corporation ("Occidental"), for approximately $212 million, which includes approximately $18 million in working capital, effective as of December 31, 1997. The Company initially funded the acquisition under bank facilities, including a new $130 million facility through Hidrocarburos guaranteed by the Company. Occidental may receive contingent payments of up to a maximum of $15 million annually for six years based primarily on the level of oil prices. Hidrocarburos operates as contractor of the DZO unit in Western Venezuela under a 20-year operating service contract with a subsidiary of the national oil company, PDVSA. The contractor invests capital and provides technology for reactivation of the fields for which the contractor receives various fees per barrel delivered to the custody transfer point. The fees received are operating, capital reimbursement and interest on unrecovered capital costs which are in total limited by a maximum total fee. The maximum total fee is indexed with a basket of crude oil products. The Company cannot predict the extent that the future maximum total fee will limit the operating, interest and capital fees received and recorded. Additionally, an incremental incentive fee of several dollars per barrel, which is also indexed to a basket of crude oil products but is not limited by the maximum total fee, is payable when cumulative production from the DZO unit (from inception of the 1993 contract) reaches 52 million barrels. Cumulative production is expected to reach 52 million barrels during the second half of 1999. The contractor does not pay royalties related to the DZO unit. In 1998, the Company recorded for the DZO unit 114 million barrels of proved reserves of which 56 million barrels are classified as proved undeveloped. The Company anticipates spending $400 to $450 million over the next nine years for future DZO development expenditures. The Company plans to increase current production from 23,000 gross barrels a day up to 55,000 gross barrels within five years.

Financing activities: Pursuant to the Company's July 1997 shelf registration statement filed with the SEC, on March 6, 1998, the Company issued 1,750,000 shares of 7.14% Series A Cumulative Preferred Stock with a par value of $.01 per share and a liquidation preference equivalent to $100.00 per share. The Company received approximately $171 million (after deducting underwriting discounts and commissions and offering expenses) in net proceeds from the offering. The Series A Cumulative Preferred Stock is not redeemable prior to March 31, 2008, except under certain limited circumstances. The Series A Cumulative Preferred Stock is not convertible into or exchangeable for any other property or securities of the Company. The Company declared a dividend of $868 thousand, to holders of the preferred stock of record on March 15, 1998, which was paid on March 31, 1998.

Pursuant to the Company's July 1997 shelf registration statement filed with the SEC, on April 15, 1998, the Company issued 7.000% MAPS due April 15, 2038. The MAPS are subject to mandatory tender on April 15, 2008. The net proceeds to the Company were approximately $154 million (after deducting underwriting discounts and commissions and offering expenses) which includes a premium paid by the remarketing dealer for the right to remarket the MAPS on the remarketing date of April 15, 2008. The premium will be amortized over the life of the related debt. Net proceeds from the sale of the MAPS were used to pay down indebtedness under certain uncommitted and unsecured money market lines of credit and for general corporate purposes

The Company had two unsecured credit facilities (the "Credit Facilities") at March 31, 1998. One of the Credit Facilities is a $100 million revolver that provides for conversion of amounts outstanding on March 9, 1999 to a one-year term loan maturing March 8, 2000. This facility replaced a $100 million unsecured credit agreement that matured on March 9, 1998. The other Credit Facility is a $450 million revolver that reduces quarterly by $35 million beginning June 30, 2001, with a final maturity of March 31, 2002. At March 31, 1998, no amounts were outstanding under the Credit Facilities. The Credit Facilities contain restrictive covenants and require maintenance of stockholders' equity, as adjusted, at $350 million. At March 31, 1998, the Company's adjusted stockholders' equity was approximately $881 million.

The Company has uncommitted and unsecured lines of credit with several banks in both U.S. dollars and pounds sterling. These money market borrowings, which have a short-term maturity, have been classified as long-term debt based on the Company's ability to refinance them on a long-term basis through its Credit Facilities. At March 31, 1998, $33 million was outstanding under these money market lines. As of March 31, 1998, the Company had approximately $387 million of available financing under the Credit Facilities. After the issuance of the preferred stock and MAPS, the Company had approximately $521 million of available financing under the Credit Facilities as of April 15, 1998.

The Company's indirect subsidiary, Union Texas Britannia Limited ("UTBL"), has a 150 million pounds sterling secured financing from a syndicate of banks. At March 31, 1998, 92 million pounds sterling ($154 million) was outstanding under UTBL's financing which bore interest at a weighted average rate of 8.3% per annum. The Company has a $130 million facility through Hidrocarburos that is guaranteed by the Company. At March 31, 1998, $130 million was outstanding under the Hidrocarburos facility, which bore interest at a weighted average rate of 6.2% per annum and was restructured in connection with the issuance of the MAPS.

Financial condition: In March, 1998, oil prices fell to their lowest levels since 1988. For example, the spot price for West Texas Intermediate averaged approximately $15.93 per barrel for the first quarter of 1998, down from approximately $22.74 per barrel for the first quarter of 1997. In light of the current low oil price environment, the Company is reviewing its capital expenditure budget for 1998 and expects its 1998 capital spending to be about 15% below its original budget of approximately $413 million.

In the first quarter of 1998 the Company declared and paid a dividend of approximately $868 thousand on its preferred stock for the 25 days it was outstanding and approximately $4.3 million on its common stock. On April 20, 1998 the Company announced a dividend on its common stock of $.05 per share to stockholders of record as of April 30, 1998, payable on May 15, 1998.

See the Company's 1997 annual report on Form 10-K - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition for a discussion of the Company's plan to address the year 2000 issue.

The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act that involve risks and uncertainties, including price volatility, exploration, development, operational, implementation and opportunity risks and other factors described from time to time in the Company's publicly available SEC reports, which could cause actual results to differ materially.

                                    FORM 10-Q
                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company and its subsidiaries and related companies are named defendants in numerous lawsuits and named parties in numerous governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial statements of the Company. (See Item 3 in the Company's 1997 annual report on Form 10-K.)

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

                Exhibit No.      Description
                -----------      -----------

                 3.1 Certificate of Designation, 7.14% Series A Cumulative Preferred Stock

                 4.2             Specimen Form of 7.14% Series A Cumulative
                                 Preferred Stock

                 4.3 Specimen Form of 7.000% MAndatory Putable/remarketable Securities (MAPS(SM)) due April 15, 2038

                 10.1 Credit Agreement dated as of March 10, 1998 among Union Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent

                 10.2 Remarketing Agreement between Union Texas Petroleum Holdings, Inc. and NationsBanc Montgomery Securities LLC with respect to the MAPS(SM) (Filed as Exhibit 1.4 to the Company's Form 8-K dated April 15, 1998 (Commission File No. 1-9019) and incorporated herein by reference)

                 15              Letter Re Unaudited Interim Financial
                                 Information

                 27.1 Financial Data Schedule for the three-month period ended March 31, 1998

     (b)   Reports on Form 8-K

           The Company filed the following reports on Form 8-K since the quarterly period ended December 31, 1997:

           The Company filed Current Reports on Form 8-K dated: (i) February 13, 1998 to report the Venezuelan acquisition of a 100% interest in the operating service contract for the DZO unit, the drilling results of an exploration well in China and to attach press releases reporting that five employees were killed in Pakistan, the appointment of Ambassador Robert Barry to the Company's Board of Directors, the Company's 1997 year-end and fourth quarter results and the Company's 1998 capital spending budget; (ii) March 2, 1998 to file certain items that are to be incorporated by reference in the Company's Registration Statement on Form S-3 (Registration No. 333-31039) (the "Shelf Registration"); (iii) April 2, 1998 to file certain items to be incorporated by reference in the Shelf Registration and to report on the issuance of preferred stock, the replacement of a revolving credit facility, certain subsidiaries' management appointments, and recent developments regarding lower oil prices; (iv) April 15, 1998 to file certain items that are to be incorporated by reference in the Company's Shelf Registration and report on the issuance of debt and a successful development well in the DZO unit and (v) April 23, 1998 to attach a press release announcing the Company's first quarter earnings and report on activities in Azerbaijan and drilling results of an exploration well.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNION TEXAS PETROLEUM HOLDINGS, INC.

Date:  April 24, 1998                    By: /s/ DONALD M. MCMULLAN
                                            --------------------------------
                                            Donald M. McMullan
                                            Vice President and Controller
                                            (Chief Accounting Officer
                                            and officer duly authorized to
                                            sign on behalf of the registrant)

                               INDEX TO EXHIBITS



  EXHIBIT NO.       DESCRIPTION
  -----------       -----------

     3.1            Certificate of Designation, 7.14% Series A Cumulative
                    Preferred Stock

     4.2            Specimen Form of 7.14% Series A Cumulative Preferred Stock

     4.3 Specimen Form of 7.000% MAndatory Putable/remarketable Securities (MAPS(SM)) due April 15, 2038

     10.1 Credit Agreement dated as of March 10, 1998 among Union Texas Petroleum Holdings, Inc., the Banks and Co-Agents listed therein and NationsBank of Texas, N.A., as Agent

     10.2 Remarketing Agreement between Union Texas Petroleum Holdings, Inc. and NationsBanc Montgomery Securities LLC with respect to the MAPS(SM) (Filed as Exhibit 1.4 to the Company's Form 8-K dated April 15, 1998 (Commission File No. 1-9019) and incorporated herein by reference)

     15             Letter Re Unaudited Interim Financial Information

     27.1           Financial Data Schedule for the three-month period ended
                    March 31, 1998